Form 10-Q
period 1995-03-31
NEW YORK BANCORP INC
filed 1995-05-12
CIK 820068

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:            March 31, 1995
                              ______________


Commission File Number            1-11684
                              ______________


                             NEW YORK BANCORP INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

             Delaware                                   11-2869250
________________________________________________________________________________
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

    241-02 Northern Boulevard, Douglaston, N. Y.                   11362
________________________________________________________________________________
      (Address of principal executive offices)                  (Zip Code)

                                 (718) 631-8100
________________________________________________________________________________
              (Registrant's telephone number, including area code)


                                 Not Applicable
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes    X        No
                                                  ______         ______


     Number of shares of common stock, par value $.01 per share, outstanding as of May 4, 1995: 13,416,775.

                             NEW YORK BANCORP INC.

                                   FORM 10-Q

                                     INDEX



PART I - FINANCIAL INFORMATION                                              Page
______________________________                                              ____

 Item 1.       Financial Statements:

               Consolidated Statements of Financial Condition as
               of March 31, 1995 and September 30, 1994                     4


               Consolidated Statements of Operations for the Three
               and Six Months ended March 31, 1995 and 1994                 5

               Consolidated Statement of Changes in Shareholders'
               Equity for the Six Months ended March 31, 1995               6

               Consolidated Statements of Cash Flows for the
               Six Months ended March 31, 1995 and 1994                  7  -  8

               Notes to Consolidated Financial Statements                9  - 13

               Independent Auditors' Review Report                          3

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      14  - 28



PART II - OTHER INFORMATION
___________________________


   Item 1.       Legal Proceedings                                          29

   Item 2.       Changes in Securities                                      29

   Item 3.       Defaults Upon Senior Securities                            29

   Item 4.       Submission of Matters to a Vote of Security Holder         29

   Item 5.       Other Information                                          29

   Item 6.       Exhibits and Reports on Form 8-K                       30  - 31

   Signature Page                                                           32

KPMG Peat Marwick LLP

   345 Park Avenue
   New York, NY 10154






                      Independent Auditors' Review Report
                      ___________________________________





To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of March 31, 1995, and for the three-and six-month periods ended March 31, 1995 and 1994 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of personnel responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP

April 25, 1995



                                       NEW YORK BANCORP INC. AND SUBSIDIARY
                            ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                                  (Dollars in Thousands, Except Per Share Data)
                                                   (Unaudited)
                                                                                         March 31,      September 30,
                                                                                           1995           1994(1)
ASSETS                                                                                 -----------    --------------
Cash and due from banks ...........................................................   $     21,556    $     22,231
Money market investments ..........................................................         16,221          21,844
Trading account securities ........................................................         13,294          12,939
Investment securities held to maturity (estimated  market
 value of $44,183 and $51,390 at March 31, 1995
 and September 30, 1994, respectively) ............................................         45,445          52,984
Investment securities available for sale ..........................................          1,910             180
Federal Home Loan Bank stock ......................................................         17,950          17,409
Mortgage-backed securities held to maturity (estimated
 market value of $637,156 and $730,500 at March 31,
 1995 and September 30, 1994, respectively) .......................................        693,094         785,593
Mortgage-backed securities available for sale .....................................        214,441         171,983
Loans receivable, net:
   First mortgage loans ...........................................................      1,262,114       1,158,494
   Other loans ....................................................................        305,942         299,565
                                                                                      ------------    ------------
                                                                                         1,568,056       1,458,059
   Less allowance for possible loan losses ........................................        (25,579)        (25,705)
                                                                                      ------------    ------------
     Total loans receivable, net ..................................................      1,542,477       1,432,354
Accrued interest receivable .......................................................         20,014          19,104
Premises and equipment, net .......................................................         14,294          14,804
Other assets ......................................................................         39,359          34,767
                                                                                      ------------    ------------
     Total assets .................................................................   $  2,640,055    $  2,586,192
                                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits .......................................................................   $  1,744,409    $  1,791,492
   Borrowed funds .................................................................        672,593         581,106
   Mortgagors' escrow payments ....................................................         16,711          15,247
   Accrued expenses and other liabilities .........................................         36,012          27,056
                                                                                      ------------    ------------
     Total liabilities ............................................................      2,469,725       2,414,901
                                                                                      ------------    ------------
Commitments, contingencies and contracts (note 3)
Shareholders' equity (notes 2 and 3):
   Preferred stock, $.01 par value, 2,000,000 shares
    authorized; none issued .......................................................             --              --
   Common stock, $.01 par value, 30,000,000 shares authorized;
    14,746,876 and 14,756,005 shares issued; 13,523,935 and
    13,223,698 shares outstanding at March 31, 1995
    and September 30, 1994, respectively ..........................................            147             147
   Additional paid-in capital .....................................................         62,450          61,802
   Retained earnings, substantially restricted ....................................        117,262         126,538
   Treasury stock, at cost, 1,222,941 and 1,532,307 shares at
    March 31, 1995 and September 30, 1994, respectively ...........................         (6,282)         (9,995)
   Employee stock ownership plan ..................................................           --            (2,174)
   Recognition and retention plan .................................................           --            (1,130)
   Unrealized depreciation on securities
    available for sale, net of tax effect .........................................         (3,247)         (3,897)
                                                                                      ------------    ------------
     Total shareholders' equity ...................................................        170,330         171,291
                                                                                      ------------    ------------
     Total liabilities and shareholders' equity ...................................   $  2,640,055    $  2,586,192
                                                                                      ============    ============
______________
(1)   Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.

                          See accompanying notes to consolidated financial statements.

                                      NEW YORK BANCORP INC. AND SUBSIDIARY
                               ----- CONSOLIDATED STATEMENTS OF OPERATIONS -----
                                                  (Unaudited)

                                                               Three Months Ended     Six Months Ended
                                                                   March 31,              March 31,
                                                               ------------------         ---------
                                                                1995      1994(1)     1995      1994(1)
                                                               -------    -------    -------    -------
                                                               (In Thousands, except per share amounts)
Interest income:
  Interest and fees on loans:
   First mortgage loans ....................................  $ 25,525   $ 22,170   $ 49,471   $ 44,889
   Other loans .............................................     6,393      5,919     12,639     12,083
                                                              --------   --------   --------   --------
   Total interest and fees on loans ........................    31,918     28,089     62,110     56,972
  Money market investments .................................       302        651        560      1,427
  Trading account securities ...............................       193         96        355        187
  Investment securities - taxable ..........................     1,188        452      2,403        999
  Mortgage-backed securities ...............................    15,389     12,721     30,987     22,512
                                                              --------   --------   --------   --------
   Total interest income ...................................    48,990     42,009     96,415     82,097
                                                              --------   --------   --------   --------
Interest expense:
  Deposits .................................................    15,395     14,045     30,384     27,763
  Borrowed funds ...........................................     9,465      5,486     17,286     10,284
                                                              --------   --------   --------   --------
   Total interest expense ..................................    24,860     19,531     47,670     38,047
                                                              --------   --------   --------   --------
   Net interest income .....................................    24,130     22,478     48,745     44,050
Provision for possible loan losses .........................      (400)      (800)      (900)    (1,600)
                                                              --------   --------   --------   --------
   Net interest income after provision
    for possible loan losses ...............................    23,730     21,678     47,845     42,450
                                                              --------   --------   -------    --------
Other operating income:
  Loan fees and service charges ............................       946      1,079      1,997      2,124
  Net gain (loss) on sales of mortgage loans
   and securities available for sale .......................    (1,177)       469     (1,516)       637
  Real estate operations, net ..............................      (345)       (77)      (719)      (100)
  Other ....................................................       922        863      1,751      1,767
                                                              --------   --------   --------   --------
   Total other operating income ............................       346      2,334      1,513      4,428
                                                              --------   --------   --------   --------
Other operating expenses:
  Compensation and benefits ................................     5,905      5,799     12,183     11,773
  Occupancy, net ...........................................     2,209      2,141      4,247      4,160
  Advertising and promotion ................................       686        719      1,431      1,262
  Federal deposit insurance premiums .......................     1,208      1,205      2,349      2,392
  Restructuring and merger .................................    19,024       --       19,024       --
  Other ....................................................     2,850      2,728      5,505      5,385
                                                              --------   --------   --------   --------
   Total other operating expenses ..........................    31,882     12,592     44,739     24,972
                                                              --------   --------   --------   --------
   Income (loss) before income tax expense
    and cumulative effect of change
    in accounting principle ................................    (7,806)    11,420      4,619     21,906
                                                              --------   --------   --------   --------
Income tax expense:
  Federal expense ..........................................     1,454      3,364      5,383      6,206
  State and local expense ..................................       544      1,610      2,573      3,195
                                                              --------   --------   --------   --------
   Total income tax expense ................................     1,998      4,974      7,956      9,401
                                                              --------   --------   --------   --------
   Income (loss) before cumulative effect of
    change in accounting principle .........................    (9,804)     6,446     (3,337)    12,505
Cumulative effect of change in accounting
 for income taxes ..........................................      --         --         --        5,685
                                                              --------   --------   --------   --------
   Net income (loss) .......................................  $ (9,804)  $  6,446   $ (3,337)  $ 18,190
                                                              ========   ========   ========   ========
Earnings (loss) per common share (2):
  Income (loss) before cumulative effect of
   change in accounting principle ..........................   $ (.73)     $ .47    $  (.25)   $   .91
  Cumulative effect of change in
   accounting for income taxes .............................   $  .--      $ .--    $   .--    $   .42
  Net income (loss) ........................................   $ (.73)     $ .47    $  (.25)   $  1.33
____________
(1) Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.
(2) Earnings (loss) per common share have been calculated to fully reflect the ten percent stock dividend effective
    February 14, 1994.

                         See accompanying notes to consolidated financial statements.



                                      NEW YORK BANCORP INC. AND SUBSIDIARY
                     ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                                          Six Months Ended March 31, 1995
                                                    (Unaudited)
                                                                                                                Unrealized
                                                                                         Common    Common    Depreciation
                                                     Additional                          Stock     Stock     on Securities
                                             Common   Paid-in     Retained    Treasury  Acquired  Acquired     Available
                                             Stock    Capital     Earnings    Stock      by ESOP   by RRP      for Sale      Total
                                           --------  ----------  ----------  ---------  --------- ---------  ------------- ---------
                                                                       (Dollars in Thousands, Except Per Share Data)

Balance at September 30, 1994 (1)......... $  147   $  61,802    $ 126,538   $ (9,995)  $ (2,174)  $ (1,130)   $ (3,897)  $ 171,291

Net income for the six months
 ended March 31, 1995.....................     --          --       (3,337)        --         --         --          --      (3,337)

Dividends declared on common stock........     --          --       (4,159)        --         --         --          --      (4,159)

Exercise of 338,256 shares of stock
 options..................................      3        (116)          --        612         --         --          --         499

Purchase of 20,873 shares of treasury
 stock....................................     --          --           --       (394)        --         --          --        (394)

Net proceeds from sale of 298,375
 shares of treasury stock.................     --       1,035           --      3,495         --         --          --       4,530

Sale of ESOP shares to repay plan
 borrowings...............................     --       1,360           --         --        827         --          --       2,187

Allocation of ESOP shares to plan
 participants.............................     --       2,666           --         --      1,347         --          --       4,013

Retirement of 16,212 unallocated
 RRP shares...............................     --         (67)          --         --         --         67          --          --

Allocation of 258,284 RRP shares to
 plan participants........................     --          --           --         --         --      1,063          --       1,063

Withheld and retired 299,179 shares for
 stock options and RRP participants'
 taxes due upon issuance..................     (3)     (5,644)          --         --         --         --          --      (5,647)

Cash paid in lieu of shares, attributed
 to RRP...................................     --          (2)          --         --         --         --          --          (2)

Hamilton Bancorp's net income for the
 three months ended December 31, 1994.....     --          --       (1,780)        --         --         --          --      (1,780)

Tax benefit of appreciation of
 RRP shares allocated.....................     --       1,416           --         --         --         --          --       1,416

Change in unrealized depreciation
 on securities available for sale.........     --          --           --         --        ---         --         650         650
                                           ------   ---------   ----------   --------   --------  ---------    --------  -----------

Balance at March 31, 1995................. $  147   $  62,450   $  117,262   $ (6,282)   $    --  $      --    $ (3,247)  $ 170,330
                                           ======   =========   ==========   ========   ========  =========    ========  ===========
______________
(1)   Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.

                           See accompanying notes to consolidated financial statements.



                                      NEW YORK BANCORP INC. AND SUBSIDIARY
                               ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                                  (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 March 31,
                                                                                      ---------------------------
                                                                                           1995          1994(1)
                                                                                      ------------   ------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received ..............................................................   $    96,384    $    84,707
   Fees and other income received .................................................         3,301          4,592
   Interest paid ..................................................................       (46,118)       (37,917)
   General and administrative expenses ............................................       (34,240)       (20,599)
   Income taxes paid ..............................................................        (9,008)       (10,009)
                                                                                      -----------    -----------
     Net cash provided by operating activities ....................................        10,319         20,774
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal payments on first mortgage loans .....................................        64,120         87,715
   Principal payments on other loans ..............................................        27,496         32,861
   Principal payments on mortgage-backed
    securities held to maturity ...................................................        27,876        103,199
   Principal payments on mortgage-backed
    securities available for sale .................................................        11,237         71,229
   Proceeds on sales of first mortgage loans ......................................        19,014         76,117
   Proceeds on sales of mortgage-backed securities
    available for sale ............................................................        65,779         26,016
   Proceeds on redemptions of investment
    securities available for sale .................................................         6,500          7,690
   Proceeds on sales of investment securities
    available for sale ............................................................         9,943          1,502
   Proceeds on sales of real estate owned .........................................         3,313          2,475
   Investment in first mortgage loans .............................................      (197,845)      (173,779)
   Investment in other loans ......................................................       (39,314)       (19,396)
   Investment in mortgage-backed securities held to maturity ......................          --         (426,750)
   Investment in mortgage-backed securities
    available for sale ............................................................       (45,789)       (31,159)
   Purchase of investment securities held to maturity .............................          --          (15,985)
   Purchase of investment securities available for sale ...........................       (11,322)          --
   Other, net .....................................................................        (2,655)         1,301
                                                                                      -----------    -----------
     Net cash used by investing activities ........................................       (61,647)      (256,964)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from increase in deposit accounts .....................................     1,499,053      1,263,535
   Payments for withdrawal of deposit accounts ....................................    (1,538,522)    (1,218,954)
   Proceeds from borrowed funds ...................................................     3,895,747        423,409
   Repayment of borrowed funds ....................................................    (3,799,159)      (245,100)
   Proceeds from sale of treasury stock ...........................................         4,530           --
   Cash in lieu of fractional shares ..............................................            (2)          --
   Purchases of treasury stock ....................................................        (6,041)        (6,227)
   Payment of common stock dividends ..............................................        (4,159)        (2,796)
   Exercise of stock options ......................................................           499             21
                                                                                      -----------    -----------
     Net cash provided (used) by financing activities .............................        51,946        213,888
                                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents ..............................           618        (22,302)
Cash and cash equivalents at beginning of period ..................................        44,075        100,218
Hamilton Bancorp activity for the three months
 ended December 31, 1994 ..........................................................        (6,916)          --
                                                                                      -----------    -----------

Cash and cash equivalents at end of period ........................................   $    37,777    $    77,916
                                                                                      ===========    ===========

                                              (Continued)

                                      NEW YORK BANCORP INC. AND SUBSIDIARY
                               ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                                  (Continued)

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                       ---------------------
                                                                                          1995       1994(1)
                                                                                       ----------  ---------
                                                                                           (In Thousands)
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change
 in accounting principle ..........................................................   $  (3,337)   $  12,505
Cumulative effect of change in accounting for income taxes ........................          --        5,685
                                                                                      ---------    ---------
Net income (loss) .................................................................      (3,337)      18,190
                                                                                      ---------    ---------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Increase in accrued interest receivable ........................................        (870)        (187)
   Decrease in accrued fees and
    other income receivable .......................................................       1,214        4,205
   (Increase) decrease in prepaid expenses ........................................         149          (69)
   Increase in accrued interest payable ...........................................       1,552          315
   Increase in accrued income taxes payable .......................................       1,281        4,510
   Increase in deferred income tax assets .........................................      (1,804)     (10,955)
   Increase in accrued expenses ...................................................       6,531        2,096
   Provision for possible loan losses .............................................         900        1,600
   Net (gain) loss on the sale of mortgage loans and
    securities available for sale .................................................       1,516         (637)
   Termination of ESOP and RRP ....................................................       5,089         --
   Other, net .....................................................................      (1,902)       1,706
                                                                                      ---------    ---------
     Total adjustments ............................................................      13,656        2,584
                                                                                      ---------    ---------
     Net cash provided by operating activities ....................................   $  10,319    $  20,774
                                                                                      =========    =========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
   Transfer of loans to real estate owned .........................................   $   2,309    $   2,236
                                                                                      =========    =========
   Transfer of mortgage-backed securities held to maturity
    to mortgage-backed securities available for sale (note 2) .....................   $  69,817    $ 149,559
                                                                                      =========    =========
   Transfer of investment securities held to maturity
    to investment securities available for sale ...................................   $   7,465    $   9,848
                                                                                      =========    =========
   Securitization and transfer of loans to
    mortgage-backed securities available for sale .................................   $      --    $  18,817
                                                                                      =========    =========
______________
(1)   Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.

                         See accompanying notes to consolidated financial statements.


                      NEW YORK BANCORP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1:      BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Savings Bank") and Subsidiaries, as of March 31, 1995 and September 30, 1994 and for the three and six month periods ended March 31, 1995 and 1994.

             On January 27, 1995, Hamilton Bancorp, Inc. ("Hamilton Bancorp") was merged with and into New York Bancorp (the "Merger") (see note
             2). The Merger was accounted for as a pooling of interests, and, as a result, the Company's consolidated financial statements have been retroactively restated for all reporting periods to include the consolidated amounts of Hamilton Bancorp. In connection with the Merger Hamilton Bancorp's principal subsidiary, Hamilton Federal Savings Bank, was merged with Home Federal.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
             Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three and six month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE 2:      MERGER WITH HAMILTON BANCORP, INC.

                  On January 27,  1995,  New York Bancorp  completed  its Merger with Hamilton Bancorp in a transaction accounted for under the pooling of interests method of accounting. Pursuant to the Merger, New York Bancorp issued 1.705 shares of common stock for each outstanding share of Hamilton Bancorp common stock and reserved for issuance 182,824 shares of common stock for Hamilton Bancorp's stock options outstanding as of the Merger consummation date. In addition, 109,749 shares of common stock were issued to holders of Hamilton Bancorp stock options who received stock for options in accordance with the merger agreement. As a result of the above, 6,224,921 shares of common stock were issued in connection with the Merger.

             The Company reports its financial results on a fiscal year basis ending September 30, whereas Hamilton Bancorp had reported its financial results on a calendar year basis. The consolidated financial statements for the current year have been adjusted to conform Hamilton Bancorp's year-end with that of the Company. In addition, the accompanying Consolidated Statement of Financial Condition as of September 30, 1994 has been restated to include the financial position of Hamilton Bancorp as of December 31, 1994 and the accompanying Consolidated Statements of Operations and Cash Flows for the three and six months ended March 31, 1994 have been restated to include the operations of Hamilton Bancorp for the three and six months ended June 30, 1994, respectively. Total interest income of $14.6 million and total other operating income of $.3 million relating to the three month period ended December 31, 1994 have been included in the results of operations for the three and six month periods ended March 31, 1995 and are also included in the results of operations for fiscal year 1994. The effect on the accompanying consolidated financial statements arising from the inclusion of the $1,780,000 of net income of Hamilton Bancorp for the three months ended December 31, 1994 in the Company's results of operations for both fiscal year 1994 and the six month period ended March 31, 1995 is presented in the accompanying Consolidated Statement of Shareholders' Equity as an adjustment for change in fiscal year of Hamilton Bancorp.

             In accordance with the pooling of interests method of accounting, the Company's financial statements have been restated for all periods presented to include the reported results of Hamilton Bancorp. Operating results for the Company and Hamilton Bancorp for the three months ended December 31, 1994, the three months ended March 31, 1994, and the six months ended March 31, 1994, prior to restatement, are presented below:


                                                      Three Months Ended            Six Months Ended
                                                 -------------------------------
                                                 Dec. 31, 1994     Mar. 31, 1994      Mar. 31, 1994
                                                 --------------    -------------      -------------
                                                                   (In Thousands)
Net interest income after provision
for loan losses:
    New York Bancorp........................    $    16,210        $     13,985       $     27,279
    Hamilton Bancorp........................          7,905               7,693             15,171
                                                -----------        ------------       ------------
                                                $    24,115        $     21,678       $     42,450
                                                ===========        ============       ============
Net income before cumulative effect
of a change in accounting principle:
    New York Bancorp........................    $     4,687        $      3,832       $      7,440
    Hamilton Bancorp........................          1,780               2,614              5,065
                                                -----------        ------------       ------------
                                                $     6,467        $      6,446       $     12,505
                                                ===========        ============       ============
Cumulative effect of a change
in accounting principle:
    New York Bancorp........................    $        --        $         --       $      5,685
    Hamilton Bancorp........................             --                  --                 --
                                                         --                  --                 --
                                                $        --        $         --       $      5,685
                                                ===========        =============      ============
Net income:
    New York Bancorp........................    $     4,687        $      3,832       $     13,125
    Hamilton Bancorp........................          1,780               2,614              5,065
                                                -----------        -------------      ------------
                                                $     6,467        $      6,446       $     18,190
                                                ===========        =============      ============


             New York Bancorp's investment in Hamilton Bancorp was eliminated in the accompanying Consolidated Statement of Financial Condition as of September 30, 1994, which resulted in a $4.2 million reduction of the combined shareholders' equity. The following provides the effect of combining New York Bancorp's shareholders' equity as of September 30, 1994 with that of Hamilton Bancorp as of December 31, 1994:


                                                                                    Shareholders'
                                                                                       Equity
                                                                                   --------------
                                                                                   (In Thousands)

New York Bancorp............................................................        $     91,376
Hamilton Bancorp............................................................              84,129
Elimination of intercorporate investment....................................              (4,214)
                                                                                    ------------
                                                                                    $    171,291
                                                                                    ============

The following is a summary of Hamilton Bancorp's cash flows for the three months ended December 31, 1994 (in thousands):


Net cash provided by operating activities...................................        $        704
Net cash used by investing activities.......................................              (4,412)
Net cash provided by financing activities...................................              10,624
                                                                                    ------------
Net increase in cash and cash equivalents...................................        $      6,916
                                                                                    ============

             In connection with the Merger, the Company recorded certain non-recurring merger- related and restructuring expenses of approximately $16.1 million, on an after-tax basis, and a net loss resulting from the restructuring and subsequent sale of a portion of Hamilton Bancorp's securities portfolio which amounted to $.7 million, on an after-tax basis. The non-recurring merger-related and restructuring charges reflected $4.3 million in investment banking, legal and accounting fees, $5.1 million in severance costs, $4.7 million related to the termination of Hamilton Bancorp's ESOP and the accelerated vesting of shares of the RRP pursuant to the requirements of such plans upon a change in control, and $2.0 million in certain back-office and facilities consolidation costs and signage costs. The restructuring and subsequent sale of a portion of Hamilton Bancorp's securities portfolio primarily reflects the effect of management's decision to reclassify $77.3 million of the acquired investment securities and mortgage-backed securities from the held to maturity portfolios to the available for sale portfolios, whereby $66.8 million of these securities were sold in February 1995.

             The following table summarizes the activity with respect to the merger-related and restructuring expenses, on a pre-tax basis, for the current fiscal year.

                                                                                   Restructuring
                                                                                      Accrual
                                                                                   (In Thousands)

Balance at December 31, 1994................................................        $         --
Provision charged against operations........................................              19,024
Cash outlays................................................................             (10,745)
Noncash items...............................................................              (5,143)
                                                                                    ------------
Balance at March 31, 1995...................................................        $      3,136
                                                                                    ============

             The noncash items relate to the termination of Hamilton Bancorp's ESOP and the accelerated vesting of shares of the RRP. There was no merger-related and restructuring expenses recorded in the prior year period.


NOTE 3:      COMMITMENTS, CONTINGENCIES AND CONTRACTS

             At March 31, 1995, Home Federal had commitments of $62.7 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $58.8 million and fixed rate mortgage loans with interest rates ranging from 7.625% to 11.00%, represented $3.9 million.

             The Savings Bank is a party to interest rate swap arrangements to extend the repricing or maturity of its liabilities in order to create a more consistent and predictable interest rate spread. At March 31, 1995, outstanding notional amounts of interest rate swap arrangements totaled $205.0 million.

             Additionally, in accordance with its asset/liability management strategy, Home Federal is a party to $1.0 billion of interest rate floor agreements which expire on February 22, 1998. Under $500 million of these agreements, the Savings Bank will be paid if three month libor falls below 5.50%, and for the remaining $500 million of these agreements, the Savings Bank will be paid if three month libor falls below 6.00%. At March 31, 1995, three month libor was 6.25%.

             At March 31, 1995, the Savings Bank was servicing first mortgage loans of approximately $518.1 million, which are either partially or wholly-owned by others.


NOTE 4:      STOCK REPURCHASE PLAN

             During the quarter ended March 31, 1995, New York Bancorp did not repurchase any additional shares under its present stock repurchase plan. At March 31, 1995, the total number of Treasury shares amounted to 1,222,941. The Company has regulatory authority to repurchase up to an additional 335,856 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

NOTE 5:      RECENT ACCOUNTING PRONOUNCEMENTS

             In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS No. 118") which amended SFAS No. 114 (collectively the "Statements"). Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1994. These Statements address the accounting by creditors for impairment of certain loans which, among other things, include all loans that are restructured in a troubled debt restructuring involving a modification of terms. They require that impaired loans that are within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Based upon a preliminary review of these Statements, management does not believe that the adoption of SFAS No. 114 and SFAS No. 118 on a prospective basis will have a materially adverse effect on the Company.

             In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of"" (SFAS No. 121"). The Statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Statement establishes accounting standards for, among other things, the impairment of long-lived assets. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon a preliminary review of the Statement, management does not believe that the adoption of SFAS No. 121 would have a materially adverse effect on the Company.

                      NEW YORK BANCORP INC. AND SUBSIDIARY
                          MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL POSITION
                           AND RESULTS OF OPERATIONS




A.  GENERAL

              New York Bancorp Inc. ("New York Bancorp" or the "Company") is the holding company for Home Federal Savings Bank ("Home Federal" or the "Savings Bank"), a federally chartered stock savings bank. New York Bancorp's business currently consists of the business of the Savings Bank. The Savings Bank's principal business consists of attracting deposits from the general public and investing these deposits, together with funds from ongoing operations and borrowings, in the origination and purchase of residential and commercial mortgage loans, cooperative residential loans and consumer loans. The Savings Bank maintains a portion of its assets in investment securities, including obligations of the U. S. Government and federal agencies, money market investments, corporate notes and other securities.


B.  MERGER WITH HAMILTON BANCORP, INC.

              On January 27, 1995, New York Bancorp completed its merger (the "Merger") with Hamilton Bancorp, Inc. ("Hamilton Bancorp"). Pursuant to the Merger, each outstanding share of Hamilton Bancorp Common Stock was converted into the right to receive 1.705 shares of New York Bancorp Common Stock. This transaction has been accounted for as a pooling of interests, and, as a result, the financial results for the current and prior periods reported in the accompanying management's discussion and analysis include the results of Hamilton Bancorp. The Company reports its financial results on a fiscal year ending September 30, whereas Hamilton Bancorp had reported its financial results on a calendar year basis. The consolidated financial statements for the current year have been adjusted to conform Hamilton Bancorp's year-end with that of the Company. (See note 2 to Consolidated Financial Statements - Merger with Hamilton Bancorp, Inc.)

              At March 31, 1995, the acquisition of Hamilton Bancorp had the effect of increasing the Company's asset size to $2.6 billion and shareholders' equity to $170.3 million with the issuance of 6.2 million shares of common stock in connection with the transaction and the combined operating results. The discussion that follows describes the consolidated results of operations and financial condition of the Company, which includes Hamilton Bancorp for all periods.

C.  FINANCIAL POSITION

              Total assets at March 31, 1995 amounted to $2.6 billion, an increase of $53.9 million from that reported at September 30, 1994. Total assets include a $110.0 million increase in loans receivable, partially offset by a $50.0 million decrease in mortgage-backed securities held to maturity and mortgage-backed securities available for sale. The decrease in mortgage-backed securities primarily reflects the effect of management's decision to reclassify $77.3 million of the acquired investment securities and mortgage-backed securities from the held to maturity portfolios to the available for sale portfolios, whereby $66.8 million of these securities were sold in February 1995, resulting in a loss of $.7 million, on an after-tax basis. Such securities were reclassified in order to make the acquired portfolio's risk profile more consistent with the Company's.

              Total deposits at March 31, 1995 amounted to $1.7 billion, a decrease of $47.1 million, or 2.6%, reflecting competitive pressures in the marketplace as a result of a comparatively higher interest rate environment. The increase in total assets and decrease in deposits were primarily funded through the Savings Bank's $91.5 million increase in borrowed funds.

D.  ASSET/LIABILITY MANAGEMENT

              Home Federal is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. Home Federal's primary approach to controlling interest rate risk and maximizing net interest margin emphasizes gap management. The Savings Bank does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Savings Bank's cumulative one year gap as a percent of total interest-earning assets amounted to a negative 8.8% at March 31, 1995.

               A negative gap denotes liability sensitivity which in a given period will result in more liabilities than assets being subject to repricing. Generally, liability sensitive gaps would result in a net positive effect on net interest margin in a declining interest rate environment. Alternatively, liability sensitive gaps would generally result in a net negative effect on net interest margin in an increasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. With respect to the Company, the net interest margin increased to 3.74% in the second quarter of fiscal year 1995 when compared to 3.70% for the comparable period in 1994. However, net interest margin for the second quarter of fiscal year 1995 declined when compared to 3.91% earned in the first fiscal quarter of 1995.

              At March 31, 1995, the Savings Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At March 31, 1995, 47.2% of such interest-earning assets were adjustable rate assets. Within the framework of the targeted one year gap, the Savings Bank may choose to extend the maturity of its funding source and/or reduce the repricing mismatches by using interest rate swaps and financial futures arrangements. Additionally, the Savings Bank uses interest rate caps and interest rate floor arrangements to assist in further insulating the Savings Bank from volatile interest rate changes.

              In connection with its asset/liability management strategy, at March 31, 1995, included in the Company's interest-bearing liabilities were $50.0 million of borrowed funds consisting of capped variable rate repurchase agreements. Such agreements have imbedded interest rate caps ranging from 3.92% to 4.18% and mature between April 1995 and May 1995. Additionally, in connection with its asset/liability management strategy, at March 31, 1995 Home Federal maintained interest rate swap arrangements with a notional amount of $205.0 million. For $140.0 million of the $205.0 million of interest rate swap arrangements, the Savings Bank receives a variable rate (which is matched against the related variable rate borrowing) and pays a fixed rate, thus locking in a spread on fixed rate mortgage loans or fixed rate mortgage-backed securities during the term of the swap. Such swaps have maturities ranging from January 1996 to May 1996. For the remaining $65.0 million of interest rate swaps, the Savings Bank is receiving a fixed rate of 5.80% and pays a variable rate based on Federal Funds (6.30% on March 31, 1995). This interest rate swap effectively unwound $65.0 million (of the aforementioned $140.0 million in interest rate swaps) where the Savings Bank was receiving a variable rate based on Federal funds (6.30% at March 31, 1995) and paying a fixed rate of 4.04%.
    The term of such swaps extends through January 1996.

              Additionally,  in an effort to further  protect the  Savings  Bank
    against   interest   rate  risk   associated   with  the  repricing  of  its
    interest-bearing deposit liabilities, Home Federal is a party to $1.0 billion of interest rate floor agreements which expire on February 22, 1998. Under $500 million of these agreements, the Savings Bank will be paid if three month libor falls below 5.50%, and for the remaining $500 million of these agreements, the Savings Bank will be paid if three month libor falls below 6.00%. At March 31, 1995, three month libor was 6.25%.

              At March 31, 1995 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through October 1999. The Savings Bank uses stock indexed call options for purposes of hedging its MarketSmart CD's and MarketSmart I.R.A. CD's.

E.  LIQUIDITY AND CAPITAL RESOURCES

              Home Federal is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Savings Bank's ratio was 5.02% during March 1995 and 5.40% during September 1994.

              The Savings Bank's liquidity levels will vary depending upon savings flows, future loan fundings, operating needs and general prevailing economic conditions. Because of the multitude of available funding sources, the Savings Bank does not foresee any problems in generating liquidity to meet its operational and regulatory requirements.

              The Savings Bank's lending and investment activities are predominately funded by deposits, Federal Home Loan Bank of New York advances, reverse repurchase agreements with primary government securities dealers, subordinated capital notes, scheduled amortization and prepayments, and funds provided by operations.

              During the quarter ended March 31, 1995, New York Bancorp did not repurchase any additional shares under its present stock repurchase plan. At March 31, 1995, the total number of Treasury shares amounted to 1,222,941. The Company has regulatory authority to repurchase up to an additional 335,856 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

              As of March 31, 1995, Home Federal continued to exceed all regulatory capital requirements as detailed in the following table:

                                      TANGIBLE CAPITAL          CORE CAPITAL(1)     RISK-BASED CAPITAL(2)

                                    Amount    Percentage     Amount    Percentage    Amount    Percentage
                                  ---------   ----------  -----------  ----------  ---------   ----------
                                                          (Dollars in Thousands)

Capital for regulatory
 purposes.....................    $ 145,586     5.53%     $  145,872    5.54%      $ 159,699     12.81%

Minimum regulatory
 requirement..................       39,483     1.50          78,975    3.00          99,743      8.00
                                  ---------    -----      ----------    ----       ---------     -----

Excess........................    $ 106,103     4.03%     $   66,897    2.54%      $  59,956      4.81%
                                  =========    =====      ==========    ====       =========      ====
_____________
(1)  Beginning December 19, 1992, the core capital requirement was effectively increased to 4.00% since OTS regulations  stipulate that as of that date an institution  with less than 4.00%  core capital will be deemed  to be  classified  as  "undercapitalized."
(2)  In August  1993, the OTS adopted a final regulation which incorporates an interest rate risk component into its existing risk-based capital standard.  The regulation requires certain institutions with more than a "normal  level" of interest  rate risk to maintain  capital in addition to the 8.0%  risk-based capital requirement. The Savings Bank does not anticipate that its risk-based capital requirement will be materially affected as a result of the new regulation.
(3)  For purposes of determining capital for regulatory purposes, unrealized appreciation (depreciation) on securities available for sale, net of tax effect, is excluded.
(4)  For tangible and core capital, the ratio is  to adjusted total  assets.   For risk-based capital,  the
     ratio is to total risk-weighted assets.

F.  ANALYSIS OF CORE EARNINGS

              The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans, mortgage-backed securities and investments, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets versus the average balances and rates paid on interest-bearing deposits and borrowings. Net income is further affected by other operating income, other operating expenses, taxes, and, in the prior year, the cumulative effect of a change in accounting principle.

              The following tables set forth certain information relating to the Company's average consolidated statements of financial condition and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets (which include nonaccrual loans) or liabilities, respectively, for the periods shown.


                                                                   Quarter Ended March 31,
                                           ---------------------------------------------------------------------------
                                                            1995                                    1994(1)
                                           -------------------------------------   -----------------------------------
                                              Average                   Yield/        Average                  Yield/
                                              Balance       Interest     Cost         Balance      Interest     Cost
                                           -------------   ----------   ------     ------------   ----------  --------
                                                                       (Dollars in Thousands)
Assets:
  Interest-earning assets:
    First mortgage loans..............     $   1,210,453   $  25,525     8.44%    $   1,086,862  $  22,170      8.17%
    Other loans.......................           305,825       6,393     8.40           302,894      5,919      7.85
    Mortgage-backed securities........           934,796      15,389     6.58           912,608     12,721      5.58
    Money market investments..........            21,116         302     5.80            71,245        651      3.70
    Trading account securities........            13,198         193     5.95            12,625         96      3.08
    Investment securities.............            72,591       1,188     6.57            24,840        452      7.31
                                           -------------   ---------              -------------  ---------
  Total interest-earning assets.......         2,557,979      48,990     7.67         2,411,074     42,009      6.98
                                                           ---------                             ---------
  Non-interest-earning assets.........            43,496                                 53,635
                                           -------------                          -------------
    Total assets......................     $   2,611,475                          $   2,464,709
                                           =============                          =============

Liabilities and Shareholders' Equity:
  Interest-bearing liabilities:
    Deposits..........................     $   1,755,573      15,395     3.56     $   1,787,288     14,045      3.19
    Borrowed funds....................           655,497       9,465     5.83           473,167      5,486      4.69
                                           -------------      ------              -------------     ------
  Total interest-bearing liabilities..         2,411,070      24,860     4.17         2,260,455     19,531      3.50
                                                              ------                                ------
  Other liabilities...................            28,790                                 39,757
                                           -------------                          -------------
    Total liabilities.................         2,639,860                              2,300,212
  Shareholders' equity................           171,615                                164,497
                                           -------------                          -------------
    Total liabilities and
     shareholders' equity.............     $   2,611,475                          $   2,464,709
                                           =============                          =============
Net interest income/interest rate
 spread...............................                     $  24,130     3.50%                   $  22,478      3.48%
                                                           =========     ====                    =========      ====
Net earning assets/net
 interest margin......................     $     146,909                 3.74%    $     150,619                 3.70%
                                           =============                 ====     =============                 ====
Percentage of interest-earning assets
 to interest-bearing liabilities......                                 106.09%                                106.66%
                                                                       ======                                 ======
____________
(1) Restated to reflect the merger with  Hamilton  Bancorp,  which was accounted for as a pooling of interests.



                                                                     Six Months Ended March 31,
                                           --------------------------------------------------------------------------
                                                            1995                                   1994(1)
                                           -----------------------------------    -----------------------------------
                                               Average                  Yield/       Average                   Yield/
                                               Balance      Interest     Cost        Balance       Interest     Cost
                                           -------------   ---------    ------    -------------  -----------   ------
                                                                       (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans..............     $   1,193,367   $  49,471     8.29%    $   1,087,486  $  44,889      8.26%
    Other loans.......................           303,118      12,639     8.35           306,570     12,083      7.89
    Mortgage-backed securities........           945,766      30,987     6.55           833,232     22,512      5.40
    Money market investments..........            20,258         560     5.54            82,062      1,427      4.19
    Trading account securities........            13,108         355     5.44            12,578        187      2.98
    Investment securities.............            73,570       2,403     6.54            24,720        999      8.09
                                           -------------   ---------              -------------  ---------
  Total interest-earning assets.......         2,549,187      96,415     7.57         2,346,648     82,097      7.02
                                                           ---------                             ---------
  Non-interest-earning assets.........            41,391                                 52,688
                                           -------------                          -------------
    Total assets......................     $   2,590,578                          $   2,399,336
                                           =============                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits..........................     $   1,765,856      30,384     3.45     $   1,778,229     27,763      3.13
    Borrowed funds....................           620,930      17,286     5.58           418,947     10,284      4.92
                                           -------------      ------              -------------     ------
  Total interest-bearing liabilities..         2,386,786      47,670     4.00         2,197,176     38,047      3.47
                                                              ------                                ------
  Other liabilities...................            29,715                                 38,400
                                           -------------                          -------------
    Total liabilities.................         2,416,501                              2,235,576
  Shareholders' equity................           174,077                                163,760
                                           -------------                          -------------
    Total liabilities and
     shareholders' equity.............     $   2,590,578                          $   2,399,336
                                           =============                          =============
NET INTEREST INCOME/INTEREST RATE
 SPREAD...............................                     $  48,745     3.57%                   $  44,050      3.55%
                                                           =========     ====                    =========      ====
NET EARNING ASSETS/NET
 INTEREST MARGIN......................     $     162,401                 3.82%    $     149,472                 3.77%
                                           =============                 ====     =============                 ====
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES......                                 106.80%                                106.80%
                                                                       ======                                 ======
______________
(1)   Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.

G.  COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994

    General
    -------

              New York Bancorp incurred a net loss of $9.8 million, or $.73 per share, for the quarter ended March 31, 1995, compared to net income of $6.4 million, or $.47 per share, for the comparable prior year period. Included in the results of operations for the quarter ended March 31, 1995 are certain non-recurring restructuring and merger-related costs which amounted to approximately $16.1 million, on an after-tax basis, and a net loss resulting from the restructuring and subsequent sale of a portion of Hamilton Bancorp's securities portfolio which amounted to $.7 million, on an after-tax basis. Such sale was transacted in order to reduce the risk profile of the securities portfolio acquired. Of the $16.1 million in non-recurring costs, $5.1 million of the expenses relating to the Hamilton Employee Stock Ownership Plan ("ESOP") and the Recognition and Retention Plan ("RRP") had no impact on shareholders' equity. Other comments regarding the components of net income are detailed in the following paragraphs.

    Interest Income
    ---------------

              Interest income on interest-earning assets for the quarter ended March 31, 1995 increased by $7.0 million, or 16.6%, to $49.0 million compared to $42.0 million for the quarter ended March 31, 1994. The increase in interest income is primarily attributable to a 69 basis point increase in yield, coupled with a $146.9 million increase in interest-earning assets.

              Interest and fee income on loans for the quarter ended March 31, 1995 increased by $3.8 million, or 13.6%, to $31.9 million compared to $28.1 million for the same quarter in 1994. The increase in loan income reflects a 27 basis point increase in yield on first mortgage loans and a 55 basis point increase in yield on other loans, coupled with a $126.5 million increase in the average loan balance to $1,516.3 million. Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale for the quarter ended March 31, 1995 increased by $2.7 million to $15.4 million as compared to the same quarter in 1994. The increase in income on mortgage-backed securities held to maturity and mortgage-backed securities available for sale primarily reflects a $22.2 million increase in the average balance to $934.8 million, coupled with a 100 basis point increase in yield. Money market investment income for the quarter ended March 31, 1995 decreased by $.3 million to $.3 million. This decrease reflects a $50.1 million decrease in the average balance of the portfolio which, however, was partially offset by a 210 basis point increase in the yield. Interest on trading account securities for the quarter ended March 31, 1995 increased $.1 million to $.2 million. The increase primarily reflects a 287 basis point increase in yield on trading account securities to 5.95%. Interest and dividends on investment securities increased by $.7 million to $1.2 million as compared to $.5 million earned in the prior year. This increase reflects a $47.8 million increase in the average balance of the portfolio to $72.6 million, which, however, was partially offset by a 74 basis point decrease in the yield on investment securities to 6.57%, reflecting the decline in dividends received on Federal Home Loan Bank stock.

    Interest Expense
    ----------------

              Interest expense on interest-bearing liabilities for the quarter ended March 31, 1995 increased by $5.3 million, or 27.3%, to $24.9 million compared to the quarter ended March 31, 1994. The increase in interest expense for the quarter primarily reflects a $150.6 million growth in interest-bearing liabilities to $2,411.1 million coupled with a 67 basis point increase in cost on interest-bearing liabilities to 4.17%. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to increase interest expense by $21,000 for the quarter ended March 31, 1995 and increase interest expense by $.6 million for the quarter ended March 31, 1994.

              Interest expense on deposits increased by $1.4 million to $15.4 million for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994. This increase reflects a 37 basis point increase in the average cost of deposits from 3.19% in 1994 to 3.56% in 1995. This increase, however, was partially offset by a $31.7 million decrease in the average balance of deposits to $1,755.6 million in 1995. Interest expense on borrowed funds increased $4.0 million to $9.5 million for the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994. This increase reflects a $182.3 million increase in the average balance of borrowed funds to $655.5 million, and, a 114 basis point increase in the average cost of borrowed funds from 4.69% in 1994 to 5.83% in 1995. The increase in the average cost of borrowed funds reflects the higher interest rate environment in the current fiscal quarter.

    Provision for Possible Loan Losses
    ----------------------------------

              Home Federal provided $.4 million and $.8 million for possible loan losses during the quarters ended March 31, 1995 and 1994, respectively. The reduction in the provision for possible loan losses reflects the improvement in management's assessment for anticipated losses inherent in the loan portfolios. The Savings Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 67.0% and 66.2% at March 31, 1995 and 1994, respectively.

              As part of the Savings Bank's determination of the adequacy of the allowance for loan losses, the Savings Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values, geographic concentrations, and current and prospective economic conditions. Utilizing these procedures, management believes that the allowance at March 31, 1995 is sufficient to cover anticipated losses inherent in the loan portfolios.

              Based on recently released statistical data regarding Nassau and Suffolk Counties, a portion of the Savings Bank's primary lending areas, the residential housing market has shown a decrease in values of approximately 6.3% over the twelve month period ended March 31, 1995. However, this decline has recently slowed to 2.5% in Nassau County and in Suffolk County residential housing values have recently increased by .7%. Furthermore, sales of existing homes in Nassau and Suffolk Counties have been increasing steadily at 12.4% over the past twelve months. Additionally, employment has been rising and unemployment has been declining over the past twelve months. In Manhattan, another primary lending area for the Savings Bank, commercial rents have been on the rise while the commercial vacancy rates in most sections have been declining by approximately 20%. Although in recent months there have been indications that economic conditions and loan demand in the region have been improving, there can be no assurance that these improved conditions will continue.

              Nonaccrual loans at March 31, 1995 amounted to $38.2 million, or 2.4% of total loans, as compared to $36.8 million, or 2.5% of total loans, at September 30, 1994. Of the $38.2 million in nonaccrual loans at March 31, 1995, $11.6 million represents loans restructured to assist borrowers in meeting their obligations.

              The following table sets forth the Savings Bank's nonaccrual loans at the dates indicated:

                                                                             March 31,        September 30,
                                                                               1995               1994
                                                                           -----------        -------------
                                                                                   (In Thousands)
Nonaccrual Loans
First mortgage loans:
  One to four family conventional residential.....................        $    14,978         $   14,885
  Commercial real estate..........................................             21,143             20,359
                                                                          -----------         ----------
                                                                               36,121             35,244
                                                                          -----------         ----------

Other loans - Cooperative residential loans.......................              2,074              1,509
                                                                          -----------         ----------
    Total nonaccrual loans........................................        $    38,195         $   36,753
                                                                          ===========         ==========

              The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms, was $966,000 and $862,000 for the three month periods ended March 31, 1995 and 1994, respectively. The amount of interest income that was recorded on these loans was $278,000 and $331,000 for the three month periods ended March 31, 1995 and 1994, respectively.

              Additionally, at March 31, 1995, the Savings Bank had $3.2 million in real estate owned as compared to $6.0 million at September 30, 1994. Further, at March 31, 1995 the Savings Bank also had twelve restructured commercial real estate loans amounting to approximately $7.0 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

              The Savings Bank also has $3.9 million of consumer and other loans which are past due 90 days and still accruing interest as of March 31, 1995. Of the $3.9 million, $2.1 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

              The Savings Bank's allowance for possible loan losses at March 31, 1995 was $25.6 million which represented 67.0% of nonaccrual loans or 1.6% of total loans, compared to $25.7 million at September 30, 1994 which represented 69.9% of nonaccrual loans or 1.8% of total loans.

              The following is a summary of the activity in the Savings Bank's allowance for possible loan losses for the quarters ended March 31:


    Summary of Loan Loss Experience
    -------------------------------
                                                                                       As of and for the
                                                                                         Quarter Ended
                                                                                            March 31,
                                                                                ------------------------------
                                                                                    1995              1994
                                                                                -----------       ------------
                                                                                        (In Thousands)

Allowance for possible loan losses, beginning of quarter.....................   $    25,838       $    27,048
 Charge-offs:
 Commercial real estate......................................................          (160)              (51)
 Real estate - construction..................................................            --                --
 Real estate - mortgage......................................................          (134)             (799)
 Other loans.................................................................          (377)              (62)
                                                                                -----------       -----------
   Total charge-offs.........................................................          (671)             (912)
                                                                                -----------       -----------
 Less:  Recoveries
   Commercial real estate....................................................            --                --
   Real estate - mortgage....................................................            --                --
   Other loans...............................................................            12                33
                                                                                -----------       -----------
    Total recoveries.........................................................            12                33
                                                                                -----------       -----------
 Net charge-offs.............................................................          (659)             (879)
                                                                                -----------       -----------
 Addition to allowance charged to expense....................................           400               800
                                                                                -----------       -----------
 Allowance at end of quarter.................................................   $    25,579       $    26,969
                                                                                ===========       ===========


    Net Interest Income After Provision for Possible Loan Losses
    ------------------------------------------------------------

               Net interest income after provision for possible loan losses for the quarter ended March 31, 1995 amounted to $23.7 million, representing an increase of $2.0 million from the $21.7 million amount during the quarter ended March 31, 1994. This increase primarily reflects a $146.9 million increase in average interest-earning assets, coupled with a 4 basis point increase in the Savings Bank's net interest margin from 3.70% in 1994 to 3.74% in 1995.

     Other Operating Income
     ----------------------

               Other operating income amounted to $.3 million for the quarter ended March 31, 1995, compared with $2.3 million for the quarter ended March 31, 1994. The $2.0 million decrease in other operating income was primarily attributable to a $1.2 million net loss on the sales of mortgage loans and securities available for sale during the quarter ended March 31, 1995 as compared to a $.5 million net gain on the sales of mortgage loans and securities available for sale during the comparable prior year quarter. The net loss on the sales of mortgage loans and securities available for sale for the quarter ended March 31, 1995 was principally incurred in connection with the restructuring and sale of a portion of the Hamilton Bancorp mortgage-backed securities portfolio. Such restructuring and sale were completed in order to make the acquired portfolio's risk profile more consistent with the Company's.

     Other Operating Expenses
     ------------------------

               Other operating expenses totaled $31.9 million for the quarter ended March 31, 1995, as compared to $12.6 million during the quarter ended March 31, 1994. The $19.3 million increase in other operating expenses was primarily attributable to the $19.0 million in merger and restructuring charges. Such charges included $4.3 million in investment banking, legal and accounting fees, $6.3 million in severance costs, $5.1 million related to the termination of Hamilton Bancorp's ESOP and accelerated vesting of RRP shares, and $3.3 million in certain back-office and facilities consolidation costs and signage costs. Excluding the merger and restructuring expenses, other operating expenses totaled $12.9 million, or 1.96% of average assets, during the quarter ended March 31, 1995. This compares with $12.6 million, or 2.04% of average assets during the quarter ended March 31, 1994. As a result of the Merger, cost savings and other consolidation efficiencies could result in annual pre-tax savings of approximately $9.0 million. Although actions taken to realize cost savings and other consolidation efficiencies occurred in large part by quarter end, the favorable impact of the major part of these savings and efficiencies were not yet reflected in this quarter, but are anticipated to be reflected in future periods as they are realized.

     Income Tax Expense
     ------------------

               Income taxes decreased $3.0 million to $2.0 million for the quarter ended March 31, 1995. The income tax expense for the current quarter reflects the non-deductibility of certain merger and restructuring charges.

H.  COMPARISON OF SIX MONTHS ENDED MARCH 31, 1995 AND 1994

    General
    -------

              New York Bancorp incurred a net loss of $3.3 million, or $.25 per share, for the six months ended March 31, 1995, compared to net income of $18.2 million, or $1.33 per share, for the comparable prior year period, which included $5.7 million in income, or $.42 per share, from the cumulative effect of a change in accounting for income taxes. Included in the results of operations for the six months ended March 31, 1995 are certain non-recurring restructuring and merger-related costs which amounted to approximately $16.1 million, on an after-tax basis, and a net loss resulting from the restructuring and subsequent sale of a portion of Hamilton Bancorp's securities portfolio which amounted to $.7 million, on an after-tax basis. Such sale was transacted in order to reduce the risk profile of the securities portfolio acquired.

    Interest Income
    ---------------

              Interest income on interest-earning assets for the six months ended March 31, 1995 increased by $14.3 million, or 17.4%, to $96.4 million compared to $82.1 million for the six months ended March 31, 1994. The increase in interest income is primarily attributable to a 55 basis point increase in yield, coupled with a $202.5 million increase in interest-earning assets.

              Interest and fee income on loans for the six months ended March 31, 1995 increased by $5.1 million, or 9.0%, to $62.1 million compared to $57.0 million for the same period in 1994. The increase in loan income reflects a $102.4 million increase in the average loan balance to $1,496.5 million, coupled with a 3 basis point increase in yield on first mortgage loans and a 46 basis point increase in yield on other loans. Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale for the six months ended March 31, 1995 increased by $8.5 million to $31.0 million as compared to the same period in 1994. The increase in income on mortgage-backed securities held to maturity and mortgage-backed securities available for sale primarily reflects a $112.5 million increase in the average balance to $945.8 million, coupled with a 115 basis point increase in yield. Money market investment income for the six months ended March 31, 1995 decreased by $.9 million to $.6 million. This decrease reflects a $61.8 million decrease in the average balance of the portfolio which, however, was partially offset by a 135 basis point increase in the yield. Interest on trading account securities for the six months ended March 31, 1995 increased $.2 million to $.4 million. The increase primarily reflects a 246 basis point increase in yield on trading account securities to 5.44%. Interest and dividends on investment securities increased by $1.4 million to $2.4 million as compared to $1.0 million earned in the prior year. This increase reflects a $48.9 million increase in the average balance of the portfolio to $73.6 million, which, however, was partially offset by a 155 basis point decrease in the yield on investment securities to 6.54%.

    Interest Expense
    ----------------

              Interest expense on interest-bearing liabilities for the six months ended March 31, 1995 increased by $9.6 million, or 25.3%, to $47.7 million compared to $38.1 million for the six months ended March 31, 1994. The increase in interest expense for the six months primarily reflects a $189.6 million growth in interest-bearing liabilities to $2,386.8 million coupled with a 53 basis point increase in cost on interest-bearing liabilities to 4.00%. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to increase interest expense by $.1 million for the six months ended March 31, 1995 and increase interest expense by $1.1 million for the six months ended March 31, 1994.

              Interest expense on deposits increased by $2.6 million to $30.4 million for the six months ended March 31, 1995, compared to the six months ended March 31, 1994. This increase reflects a 32 basis point increase in the average cost of deposits from 3.13% in 1994 to 3.45% in 1995. This increase, however, was partially offset by a $12.4 million decrease in the average balance of deposits to $1,765.9 million in 1994. Interest expense on borrowed funds increased $7.0 million to $17.3 million for the six months ended March 31, 1995 as compared to the six months ended March 31, 1994. This increase reflects a $202.0 million increase in the average balance of borrowed funds to $620.9 million, coupled with a 66 basis point increase in the average cost of borrowed funds from 4.92% in 1994 to 5.58% in 1994.

    Provision for Possible Loan Losses
    ----------------------------------

              Home Federal provided $.9 million and $1.6 million for possible loan losses during the six months ended March 31, 1995 and 1994, respectively. The reduction in the provision for possible loan losses reflects the improvement in management's assessment for anticipated losses inherent in the loan portfolios. The Savings Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 67.0% and 66.2% at March 31, 1995 and 1994, respectively.

    Net Interest Income After Provision for Possible Loan Losses
    ------------------------------------------------------------

              Net interest income after provision for possible loan losses for the six months ended March 31, 1995 amounted to $47.8 million, representing an increase of $5.3 million from the $42.5 million amount during the quarter ended March 31, 1994. This increase primarily reflects a $202.5 million increase in average interest-earning assets, coupled with a 5 basis point increase in the Savings Bank's net interest margin from 3.77% in 1994 to 3.82% in 1995.

    Other Operating Income
    ----------------------

              Other operating income amounted to $1.5 million for the six months ended March 31, 1995, compared with $4.4 million for the quarter ended March 31, 1994. The $2.9 million decrease in other operating income was primarily attributable to a $1.5 million net loss on the sales of mortgage loans and securities available for sale during the six months ended March 31, 1995 as compared to a $.6 million net gain on the sales of mortgage loans and securities available for sale during the comparable prior year quarter. The net loss on the sales of mortgage loans and securities available for sale for the six months ended March 31, 1995 was principally incurred in connection with the restructuring and sale of a portion of the Hamilton Bancorp mortgage-backed securities portfolio. Net loss on real estate operations also increased $.6 million to $.7 million, primarily representing disposals of real estate owned during the current six month period.

    Other Operating Expenses
    ------------------------

              Other operating expenses totaled $44.7 million for the six months ended March 31, 1995, as compared to $25.0 million during the six months ended March 31, 1994. The $19.7 million increase in other operating expenses was primarily attributable to the $19.0 million in merger and restructuring charges. Without the merger and restructuring expenses, other operating expenses would have totaled $25.7 million, or 1.99% of average assets, during the six months ended March 31, 1995. This compares with $25.0 million, or 2.08% of average assets during the six months ended March 31, 1994.

    Income Tax Expense
    ------------------

              Income taxes decreased $1.4 million to $8.0 million for the six months ended March 31, 1995 reflecting lower operating income for the period, offset by the non-deductibility of certain merger and restructuring charges.

    Cumulative Effect of Change in Accounting Principle
    ---------------------------------------------------

              During the six months ended March 31, 1994, the Savings Bank recognized $5.7 million in income from the cumulative effect of a change in accounting principle related to implementing Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" on a prospective basis.

H.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data.


                                                                          Three Months Ended                Six Months Ended
                                                                               March 31,                        March 31,
                                                                        -----------------------         -----------------------
                                                                         1995           1994(1)          1995            1994(1)
                                                                        -------         -------         -------         -------
                                                                          (Dollars in Thousands, except per share amounts)

FINANCIAL RATIOS (2)
- --------------------
Average Yield:
   First mortgage loans.........................................         8.44%           8.17%           8.29%            8.26%
   Other loans..................................................         8.40            7.85            8.35             7.89
   Money market investments.....................................         5.80            3.70            5.54             4.19
   Trading account securities...................................         5.95            3.08            5.44             2.98
   Investment securities........................................         6.57            7.31            6.54             8.09
   Mortgage-backed securities...................................         6.58            5.58            6.55             5.40
      All interest-earning assets...............................         7.67            6.98            7.57             7.02
Average cost:
   Deposits.....................................................         3.56            3.19            3.45             3.13
   Borrowed funds...............................................         5.83            4.69            5.58             4.92
      All interest-bearing liabilities..........................         4.17            3.50            4.00             3.47
Net interest rate spread........................................         3.50            3.48            3.57             3.55
Net interest margin.............................................         3.74            3.70            3.82             3.77
Average interest-earning assets to
  average interest-bearing liabilities..........................       106.09          106.66          106.80           106.80
Return on average assets........................................        (1.50)           1.05            (.26)            1.52
Return on average common equity.................................       (22.85)          15.67           (3.93)           22.22
Operating expense to average assets.............................         4.87            2.04            3.45             2.08
Equity to asset ratio at March 31...............................         6.45            6.52            6.45             6.52
Cumulative one year gap as a percent of total
  interest-earning assets at March 31 (3).......................         -8.8%           +6.3%           -8.8%           +6.3%
SHARE INFORMATION(4):
- --------------------
   Earnings per common share....................................     $   (.73)       $    .47         $  (.25)        $  1.33
   Weighted average number of common shares
     and equivalents outstanding................................   13,377,124      13,780,729      13,191,066       13,718,838
   Number of shares outstanding at March 31.....................   13,523,935      13,251,964      13,523,935       13,251,964
   Book value per share at March 31.............................     $  12.59        $  12.25         $ 12.59         $ 12.25
NET INTEREST POSITION:
- ---------------------
   Excess of average interest-earning assets
     over average interest-bearing liabilities..................   $  146,909      $  150,619      $  162,401      $  149,472
LOAN HIGHLIGHTS:
- ---------------
   Loan originations............................................   $  117,721      $   93,494      $  200,798      $  189,466
   Loan purchases...............................................   $    5,584      $       --      $   13,981      $      453
   Loan sales...................................................   $    4,719      $   29,604      $   18,312      $   59,506
   Loans serviced for others at March 31........................   $  518,102      $  535,048      $  518,102      $  535,048
   Loan servicing fees..........................................   $      499      $      490      $      990      $    1,090
ADJUSTABLE RATE ASSETS AT MARCH 31:
- ----------------------------------
   First mortgage loans and mortgage-backed securities..........   $  926,552      $  815,626      $  926,552      $  815,626
   Other loans, money market investments, trading
     account securities and investment securities...............   $  286,861      $  293,028      $  286,861      $  293,028
   Total adjustable rate assets as a percent
     of total interest-earning assets...........................        47.21%          46.58%          47.21%          46.58%

____________
(1) Restated to reflect the merger with  Hamilton  Bancorp,  which was accounted for as a pooling of interests.
(2) Selected financial ratios were computed using daily average  balances  and  annualized,  where  applicable.
(3) The  cumulative  one  year  gap as  a  percent  of  total  interest-earning  assets is  computed  based  on assumptions substantially similar to those used by the OTS.
(4) Share and per share  information have been restated in all periods  presented  to  fully  reflect  the  ten percent stock dividend effective February 14, 1994.


                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
- --------------------------

          Not Applicable


Item 2.  Changes in Securities
- ------------------------------

          Not Applicable


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

          Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

          Not applicable


Item 5.  Other Information
- --------------------------

          Not applicable

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

          (a) Exhibits
              --------

           Exhibit
           Number                           Description
           -------                          -----------

               3.1    Certificate of Incorporation of New York Bancorp Inc., as
                        amended(9)
               3.2    Bylaws of New York Bancorp Inc., as amended(7)
              10.2    New York Bancorp Inc. Incentive Stock Option Plan(2)
              10.3    New York Bancorp Inc. Option Plan for Outside Directors(3)
              10.4    Home Federal Savings Bank Management Recognition Plan and
                        Trust(1)
              10.8    Home Federal Savings Bank Employee Stock Purchase Plan(4)
              10.9    New York Bancorp Inc. 1990 Incentive Stock Option Plan(5)
              10.10   New York Bancorp Inc. 1990 Option Plan for Outside
                        Directors(6)
              10.13   Home Federal Savings Bank Supplemental Executives Benefit
                        Plan, as amended(9)
              10.14   Home Federal Savings Bank Deferred Compensation Plan, as
                        amended(9)
              10.17   New York Bancorp Inc. 1993 Long-Term Incentive Plan(7)
              10.18   New York Bancorp Inc. 1993 Stock Option Plan for Outside
                        Directors(8)
              11      Statements re computation of per share earnings
              27      Financial Data Schedule

(1) Incorporated by reference to Exhibits filed with Registration Statement on Form S-1, No. 33-16369
(2) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23468
(3) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23478
(4) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1989 Form 10-K
(5) Incorporated by reference to Annex A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(6) Incorporated by reference to Annex B of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(7) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1992 Form 10-K
(8) Incorporated by reference to Exhibit A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 25, 1994
(9) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1994 Form 10-K

          (b) Reports on Form 8-K

              On February 10, 1995 New York Bancorp filed Form 8-K with the Securities and Exchange Commission to report that on January 27, 1995, pursuant to the Agreement and Plan of Merger dated as of June 30, 1994, between New York Bancorp and Hamilton Bancorp, Hamilton Bancorp merged with and into the Company.

              On March 6, 1995 New York Bancorp filed Form 8-K (Item 5) with the Securities and Exchange Commission relating to the resignation of Gerald E. Lundgren, as President and Chief Executive Officer of Home Federal Savings Bank and Executive Vice President of New York Bancorp, together with related Executive Officer and Board appointments.

              On March 24, 1995 New York Bancorp filed Form 8-K (Item 5) with the Securities and Exchange Commission relating to a press release announcing its earnings for the two and five months ended February 28, 1995.

              On April 11,  1995 New York  Bancorp  filed  Form  8-K/A  with the
              Securities and Exchange Commission which provided the required financial statements and pro forma financial information relating to the Merger of New York Bancorp and Hamilton Bancorp.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NEW YORK BANCORP INC.
                                                (Registrant)


Date:  May 12, 1995                         By:     /s/ Michael A. McManus, Jr.
                                                --------------------------------
                                                        Michael A. McManus, Jr.
                                                        President and
                                                        Chief Executive Officer


Date:  May 12, 1995                         By:     /s/ Stan I. Cohen
                                                --------------------------------
                                                        Stan I. Cohen
                                                        Senior Vice President,
                                                        Controller and Secretary

                             NEW YORK BANCORP INC.
                           241-02 Northern Boulevard
                           Douglaston, New York 11362


                                   Form 10-Q
                                 March 31, 1995


Exhibit 11.  Statement re:  Computation of Per Share Earnings


                                                                 Three Months Ended            Six Months Ended
                                                                      March 31,                     March 31,
                                                                ---------------------              ---------
                                                                 1995          1994           1995           1994
                                                                -------       -------        -------        ----
                                                                (In Thousands, except per share amounts)

Income before cumulative effect of change
 in accounting principle...................................  $   (9,804)    $   6,446     $   (3,337)    $   12,505
Cumulative effect of change in accounting
 for income taxes..........................................          --            --             --          5,685
                                                             ----------     ---------     ----------     ----------
Net income.................................................  $   (9,804)    $   6,446     $   (3,337)    $   18,190
                                                             ==========     =========     ==========     ==========

Weighted average common shares outstanding.................      13,377        13,090         13,191         13,104

Common stock equivalents due to dilutive
 effect of stock options...................................          --           647             --            611
                                                             ----------     ---------     ----------     ----------

Total weighted average common shares and
 equivalents outstanding...................................      13,377        13,737         13,191         13,715
                                                             ==========     =========     ==========     ==========

Primary earnings per share:
  Income before cumulative effect of
   change in accounting principle..........................     $ (.73)        $  .47        $  (.25)       $  .91
  Cumulative effect of change in
   accounting for income taxes.............................        .--            .--            .--           .42
                                                               -------         ------        -------        ------
  Net income...............................................    $  (.73)        $  .47        $  (.25)       $ 1.33
                                                               =======         ======        =======        ======

Total weighted average common shares and
 equivalents outstanding...................................     13,377         13,737         13,191        13,715

Additional  dilutive  shares using  ending
 period  market value versus  average market
 value for the period when utilizing the
 treasury stock method regarding stock options.............         --             44             --            84
                                                             ---------      ---------     ----------     ---------

Total shares for fully diluted earnings per share..........     13,377         13,781         13,191        13,799
                                                             =========      =========     ==========     =========

Fully diluted earnings per share:
  Income before cumulative effect of
   change in accounting principle..........................     $ (.73)        $  .47        $  (.25)       $  .91
  Cumulative effect of change in
   accounting for income taxes.............................        .--            .--            .--           .41
                                                                ------         ------        -------        ------
  Net income...............................................     $ (.73)        $  .47        $  (.25)       $ 1.32
                                                                ======         ======        =======        ======