Form 10-Q
period 1995-06-30
NEW YORK BANCORP INC
filed 1995-08-04
CIK 820068

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:                 June 30, 1995
                              _______________________

Commission File Number                1-11684
                              _______________________


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

                                                Yes    X        No
                                                    _______        _______


     Number of shares of common stock, par value $.01 per share, outstanding as of July 25, 1995: 12,576,056.

                             NEW YORK BANCORP INC.
                                   FORM 10-Q
                                     INDEX



PART I - FINANCIAL INFORMATION                                            Page
______________________________                                            ____

   Item 1.       Financial Statements:

                 Consolidated Statements of Financial Condition as
                 of June 30, 1995 and September 30, 1994                   4

                 Consolidated Statements of Operations for the Three
                 and Nine Months ended June 30, 1995 and 1994              5

                 Consolidated Statement of Changes in Shareholders'
                 Equity for the Nine Months ended June 30, 1995            6

                 Consolidated Statements of Cash Flows for the
                 Nine Months ended June 30, 1995 and 1994               7  -  8

                 Notes to Consolidated Financial Statements             9  - 13

                 Independent Auditors' Review Report                       3

   Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   14  - 29



PART II - OTHER INFORMATION
___________________________


   Item 1.       Legal Proceedings                                        30

   Item 2.       Changes in Securities                                    30

   Item 3.       Defaults Upon Senior Securities                          30

   Item 4.       Submission of Matters to a Vote of Security Holder       30

   Item 5.       Other Information                                        30

   Item 6.       Exhibits and Reports on Form 8-K                         31

   Signature Page                                                         32

KPMG Peat Marwick LLP

   345 Park Avenue
   New York, NY 10154






                      Independent Auditors' Review Report
                      ___________________________________






To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of June 30, 1995, and for the three-and nine-month periods ended June 30, 1995 and 1994 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                                 KPMG Peat Marwick LLP

July 24, 1995



                                       NEW YORK BANCORP INC. AND SUBSIDIARY
                            ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)
                                                                                          June 30,       September 30,
                                                                                            1995            1994(1)
                                                                                       ____________      _____________
ASSETS
Cash and due from banks.......................................................        $   25,894        $   22,231
Money market investments......................................................            19,027            21,844
Trading account securities....................................................            13,491            12,939
Investment  securities held to maturity  (estimated  market
 value of $36,700 and $51,390 at June 30, 1995
 and September 30, 1994, respectively)........................................            36,820            52,984
Investment securities available for sale......................................            17,138               180
Federal Home Loan Bank stock..................................................            16,419            17,409
Mortgage-backed securities held to maturity (estimated
 market value of $660,076 and $730,500 at June 30,
 1995 and September 30, 1994, respectively)...................................           681,482           785,593
Mortgage-backed securities available for sale.................................           215,415           171,983
Loans receivable, net:
   First mortgage loans.......................................................         1,289,477         1,158,494
   Other loans................................................................           305,557           299,565
                                                                                     ___________       ___________
                                                                                       1,595,034         1,458,059
   Less allowance for possible loan losses....................................           (24,510)          (25,705)
     Total loans receivable, net..............................................         1,570,524         1,432,354
                                                                                     ___________       ___________
Accrued interest receivable...................................................            20,851            19,104
Premises and equipment, net...................................................            12,818            14,804
Other assets..................................................................            29,080            34,767
                                                                                     ___________       ___________
     Total assets.............................................................        $2,658,959        $2,586,192
                                                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits...................................................................        $1,750,237        $1,791,492
   Borrowed funds.............................................................           696,194           581,106
   Mortgagors' escrow payments................................................            10,918            15,247
   Accrued expenses and other liabilities.....................................            40,892            27,056
                                                                                     ___________       ___________
     Total liabilities........................................................         2,498,241         2,414,901
                                                                                     ___________       ___________
Commitments, contingencies and contracts (note 3)
SHAREHOLDERS' EQUITY (NOTES 2, 3 AND 4):
   Preferred stock, $.01 par value, 2,000,000 shares
    authorized; none issued...................................................                --                --
   Common stock, $.01 par value, 30,000,000 shares authorized;
    14,746,850 and 14,756,005 shares issued; 12,652,256 and
    13,223,698 shares outstanding at June 30, 1995
    and September 30, 1994, respectively......................................               147               147
   Additional paid-in capital.................................................            61,986            61,802
   Retained earnings, substantially restricted................................           121,650           126,538
   Treasury stock, at cost, 2,094,594 and 1,532,307 shares at
    June 30, 1995 and September 30, 1994, respectively........................           (23,559)           (9,995)
   Employee stock ownership plan..............................................                --            (2,174)
   Recognition and retention plan.............................................                --            (1,130)
   Unrealized appreciation (depreciation) on securities
    available for sale, net of tax effect.....................................               494            (3,897)
                                                                                      __________       ___________
     Total shareholders' equity...............................................           160,718           171,291
                                                                                      __________       ___________
     Total liabilities and shareholders' equity...............................        $2,658,959        $2,586,192
                                                                                      ==========       ===========
______________
(1)   Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.

                            See  accompanying  notes to  consolidated  financial statements.


                                        NEW YORK BANCORP INC. AND SUBSIDIARY
                                 ----- CONSOLIDATED STATEMENTS OF OPERATIONS -----
                                                    (UNAUDITED)

                                                               Three Months Ended               Nine Months Ended
                                                                      June 30,                       June 30,
                                                            __________________________    __________________________
                                                                1995           1994(1)        1995          1994(1)
                                                            __________      __________    ___________    ___________
                                                                     (In Thousands, except per share amounts)
INTEREST INCOME:
  Interest and fees on loans:
   First mortgage loans................................    $   26,476     $    23,859     $   75,947     $    68,748
   Other loans.........................................         6,716           5,925         19,355          18,008
                                                           __________     ___________     __________     ___________
   Total interest and fees on loans....................        33,192          29,784         95,302          86,756
  Money market investments.............................           366             388            926           1,815
  Trading account securities...........................           204             122            559             309
  Investment securities - taxable......................         1,105             862          3,508           1,861
  Mortgage-backed securities...........................        14,847          14,519         45,834          37,031
                                                           __________     ___________     __________     ___________
   Total interest income...............................        49,714          45,675        146,129         127,772
                                                           __________     ___________     __________     ___________
INTEREST EXPENSE:
  Deposits.............................................        15,976          14,379         46,360          42,142
  Borrowed funds.......................................        10,538           5,878         27,824          16,163
                                                           __________     ___________     __________     ___________
   Total interest expense..............................        26,514          20,257         74,184          58,305
                                                           __________     ___________     __________     ___________
   Net interest income.................................        23,200          25,418         71,945          69,467
Provision for possible loan losses.....................          (400)           (550)        (1,300)         (2,150)
                                                           __________     ___________     __________     ___________
   Net interest income after provision
    for possible loan losses...........................        22,800          24,868         70,645          67,317
                                                           __________     ___________     __________     ___________
OTHER OPERATING INCOME:
  Loan fees and service charges........................           610             768          1,961           2,568
  Net gain (loss) on sales of mortgage loans
   and securities available for sale...................           125             (95)        (1,391)            542
  Real estate operations, net..........................            59            (375)          (660)           (510)
  Other................................................         1,316           1,583          3,713           3,709
   Total other operating income........................         2,110           1,881          3,623           6,309
                                                           __________     ___________     __________     ___________
OTHER OPERATING EXPENSES:
  Compensation and benefits............................         5,468           6,571         17,651          18,345
  Occupancy, net.......................................         2,353           2,066          6,600           6,226
  Advertising and promotion............................           476             679          1,907           1,940
  Federal deposit insurance premiums...................         1,208           1,222          3,557           3,614
  Merger and restructuring.............................            --              --         19,024              --
  Other................................................         3,028           2,377          8,533           7,763
                                                           __________     ___________     __________     ___________
   Total other operating expenses......................        12,533          12,915         57,272          37,888
                                                           __________     ___________     __________     ___________
   Income before income tax expense
    and cumulative effect of change
    in accounting principle............................        12,377          13,834         16,996          35,738
                                                           __________     ___________     __________     ___________
INCOME TAX EXPENSE:
  Federal expense......................................         3,755           3,937          9,138          10,141
  State and local expense..............................         1,703           2,110          4,276           5,305
                                                           __________     ___________     __________     ___________
   Total income tax expense............................         5,458           6,047         13,414          15,446
                                                           __________     ___________     __________     ___________
   Income before cumulative effect of
    change in accounting principle.....................         6,919           7,787          3,582          20,292
Cumulative effect of change in accounting
 for income taxes......................................            --              --             --           5,685
                                                           __________     ___________     __________     ___________
   Net income..........................................    $    6,919     $     7,787     $    3,582     $    25,977
                                                           ==========     ===========     ==========     ===========
EARNINGS PER COMMON SHARE (2):
  Income before cumulative effect of
   change in accounting principle......................         $ .51          $ .58           $ .26         $ 1.49
  Cumulative effect of change in
   accounting for income taxes.........................         $ .--          $ .--           $ .--         $  .41
  Net income...........................................         $ .51          $ .58           $ .26         $ 1.90
____________
(1) Restated to reflect the merger with  Hamilton  Bancorp,  which was accounted for as a  pooling  of  interests.
(2) Earnings  per  common  share  have  been calculated to fully reflect the ten percent stock dividend effective
    February 14, 1994.

                          See accompanying notes to consolidated financial statements.

                                                        5



                                       NEW YORK BANCORP INC. AND SUBSIDIARY
                       ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                                          NINE MONTHS ENDED JUNE 30, 1995
                                                    (UNAUDITED)

                                                                                                   Unrealized
                                                                                                  Appreciation
                                                                            Common     Common    (Depreciation)
                                        Additional                           Stock      Stock     on Securities
                               Common    Paid-in    Retained     Treasury   Acquired   Acquired    Available
                               Stock     Capital    Earnings      Stock     by ESOP     by RRP      for Sale       Total
                              _______   __________  _________    ________   ________   ________  ______________  _________
                                                       (Dollars in Thousands, Except Per Share Data)

Balance at
 September 30, 1994(1)......  $ 147      $ 61,802   $ 126,538    $(9,995)   $(2,174)   $(1,130)     $(3,897)     $ 171,291

Net income for the nine
 months ended June 30, 1995.     --            --       3,582         --         --         --          --           3,582

Dividends declared on
 common stock...............     --            --      (6,690)        --        --          --          --          (6,690)

Exercise of 382,246 shares
 of stock options...........      3          (580)         --      1,477        --          --          --             900

Purchase of 936,340 shares
 of treasury stock..........     --            --          --    (18,536)       --          --          --         (18,536)

ESOP and RRP activity,
 including tax benefit.......    (3)          764          --      3,495     2,174       1,130          --           7,560

Hamilton Bancorp's net
 income for the three months
 ended December 31, 1994.....    --            --      (1,780)        --        --          --          --          (1,780)

Change in unrealized
 appreciation (depreciation)
 on securities available for
 sale........................    --            --          --         --        --          --       4,391           4,391
                              _____      ________   _________   ________   _______      ______      ______      __________

Balance at June 30, 1995....  $ 147      $ 61,986   $ 121,650   $(23,559)  $    --      $   --      $  494      $  160,718
                              =====      ========   =========   ========   =======      =======     ======      ==========
______________
(1)   Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.


                           See  accompanying  notes  to  consolidated  financial statements.



                                        NEW YORK BANCORP INC. AND SUBSIDIARY
                                 ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                                    (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                                 June 30,
                                                                                     ______________________________
                                                                                          1995             1994(1)
                                                                                     ____________    ______________
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received........................................................         $   145,258        $  127,641
   Fees and other income received...........................................               5,227             7,212
   Interest paid............................................................             (72,589)          (57,507)
   General and administrative expenses......................................             (43,981)          (36,241)
   Income taxes paid........................................................             (14,908)          (18,529)
                                                                                     ___________        __________
     Net cash provided by operating activities..............................              19,007            22,576
                                                                                     ___________        __________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal payments on first mortgage loans...............................              92,659           125,266
   Principal payments on other loans........................................              43,580            47,811
   Principal payments on mortgage-backed
    securities held to maturity.............................................              38,922           129,096
   Principal payments on mortgage-backed
    securities available for sale...........................................              16,515            81,484
   Proceeds on sales of first mortgage loans................................              26,910            95,905
   Proceeds on sales of mortgage-backed securities
    available for sale......................................................              77,197            32,872
   Proceeds on redemptions of investment
    securities held to maturity.............................................               8,625               750
   Proceeds on redemptions of investment
    securities available for sale...........................................               6,500             1,482
   Proceeds on sales of investment securities
    available for sale......................................................              15,107             7,710
   Proceeds on sales of real estate owned...................................               5,391             3,810
   Proceeds from sale of interest rate floor agreements.....................              10,835                --
   Investment in first mortgage loans.......................................            (274,860)         (262,934)
   Investment in other loans................................................             (55,828)          (30,727)
   Investment in mortgage-backed securities held to maturity................                  --          (492,520)
   Investment in mortgage-backed securities
    available for sale......................................................             (45,789)          (31,159)
   Purchase of investment securities held to maturity.......................                  --           (44,985)
   Purchase of investment securities available for sale.....................             (29,866)           (3,837)
   Other, net...............................................................              (8,246)           (7,802)
                                                                                     ___________        __________
     Net cash used by investing activities..................................             (72,348)         (347,778)
                                                                                     ___________        __________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from increase in deposit accounts...............................           2,192,068         1,997,585
   Payments for withdrawal of deposit accounts..............................          (2,225,709)       (1,946,755)
   Proceeds from borrowed funds.............................................           6,502,148         1,248,495
   Repayment of borrowed funds..............................................          (6,381,959)       (1,001,495)
   Proceeds from sale of treasury stock.....................................               4,530                --
   Cash in lieu of fractional shares........................................                  (2)               --
   Purchases of treasury stock..............................................             (24,183)           (7,510)
   Payment of common stock dividends........................................              (6,690)           (4,241)
   Exercise of stock options................................................                 900               123
                                                                                     ___________        __________
     Net cash provided by financing activities..............................              61,103           286,202
                                                                                     ___________        __________
Net increase (decrease) in cash and cash equivalents........................               7,762           (39,000)
Cash and cash equivalents at beginning of period............................              44,075           100,218
Hamilton Bancorp activity for the three months
 ended December 31, 1994....................................................              (6,916)               --
                                                                                     ___________        __________
Cash and cash equivalents at end of period..................................         $    44,921        $   61,218
                                                                                     ===========        ==========

                                                    (Continued)



                                        NEW YORK BANCORP INC. AND SUBSIDIARY
                                 ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                                   (CONTINUED)

                                                                                             Nine Months Ended
                                                                                                 June 30,
                                                                                     _______________________________
                                                                                          1995             1994(1)
                                                                                     ____________     ______________
                                                                                              (In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
Income before cumulative effect of change
 in accounting principle....................................................         $     3,582        $   20,292
Cumulative effect of change in accounting for income taxes..................                  --             5,685
                                                                                     ___________        __________
Net income .................................................................               3,582            25,977
                                                                                     ___________        __________
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Increase in accrued interest receivable..................................              (1,707)           (3,680)
   Decrease in accrued fees and
    other income receivable.................................................               1,217             5,141
   (Increase) decrease in prepaid expenses..................................                 436               (66)
   Increase in accrued interest payable.....................................               2,061               735
   Increase in accrued income taxes payable.................................               1,296             1,424
   Increase in deferred income tax assets...................................              (2,261)          (11,577)
   Increase (decrease) in accrued expenses..................................               6,791              (827)
   Provision for possible loan losses.......................................               1,300             2,150
   Net (gain) loss on the sale of mortgage loans and
    securities available for sale...........................................               1,391              (542)
   Termination of ESOP and RRP..............................................               5,089                --
   Other, net...............................................................                (188)            3,841
                                                                                     ___________        __________
     Total adjustments......................................................              15,425            (3,401)
                                                                                     ___________        __________
     Net cash provided by operating activities..............................         $    19,007        $   22,576
                                                                                     ===========        ==========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
   Transfer of loans to real estate owned...................................         $     3,739        $    4,310
                                                                                     ===========        ==========
   Transfer of mortgage-backed securities held to maturity
    to mortgage-backed securities available for sale (note 2)...............         $    69,817        $   78,067
                                                                                     ===========        ==========
   Transfer of mortgage-backed securities available for sale
    to mortgage-backed securities held to maturity..........................         $        --        $   71,492
                                                                                     ===========        ==========
   Transfer of investment securities held to maturity to
    investment securities available for sale (note 2).......................         $     7,465        $       --
                                                                                     ===========        ==========
   Securitization and transfer of loans to
    mortgage-backed securities available for sale...........................         $    11,418        $   18,817
                                                                                     ===========        ==========

______________
(1)   Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.

                            See  accompanying  notes to  consolidated  financial statements.


                      NEW YORK BANCORP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:      BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Savings Bank") and Subsidiaries, as of June 30, 1995 and September 30, 1994 and for the three and nine month periods ended June 30, 1995 and 1994.

             On January 27, 1995, Hamilton Bancorp, Inc. ("Hamilton Bancorp") was merged with and into New York Bancorp (the "Merger") (see note
             2). The Merger was accounted for as a pooling of interests, and, as a result, the Company's consolidated financial statements have been retroactively restated for all reporting periods to include the consolidated amounts of Hamilton Bancorp. In connection with the Merger, Hamilton Bancorp's principal subsidiary, Hamilton Federal Savings Bank, was merged with Home Federal.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
             Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year.


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

             The Company reports its financial results on a fiscal year basis ending September 30, whereas Hamilton Bancorp had reported its financial results on a calendar year basis. The consolidated financial statements for the current year have been adjusted to conform Hamilton Bancorp's year-end with that of the Company. In addition, the accompanying Consolidated Statement of Financial Condition as of September 30, 1994 has been restated to include the financial position of Hamilton Bancorp as of December 31, 1994 and the accompanying Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 1994 have been restated to include the operations of Hamilton Bancorp for the three and nine months ended September 30, 1994, respectively. The effect on the accompanying consolidated financial statements arising from the inclusion of the $1,780,000 of net income of Hamilton Bancorp for the three months ended December 31, 1994 in the Company's results of operations for both fiscal year 1994 and the nine month period ended June 30, 1995 is presented in the accompanying Consolidated Statement of Changes in Shareholders' Equity as an adjustment for change in fiscal year of Hamilton Bancorp.

             In accordance with the pooling of interests method of accounting, the Company's financial statements have been restated for all periods presented to include the reported results of Hamilton Bancorp. The combination of previously reported operating results of the Company and Hamilton Bancorp for the three months and the nine months ended June 30, 1994, respectively, are presented below:



                                                                    Three Months       Nine Months
                                                                       Ended              Ended
                                                                   June 30, 1994      June 30, 1994
                                                                  ______________      _____________
                                                                            (In Thousands)

Net interest income after provision for loan losses:
    New York Bancorp........................................       $     17,017       $     44,296
    Hamilton Bancorp........................................              7,851             23,021
                                                                   ____________       ____________
       Total combined.......................................       $     24,868       $     67,317
                                                                   ============       ============
Net income before cumulative effect
 of a change in accounting principle:
    New York Bancorp........................................       $      5,093       $     12,533
    Hamilton Bancorp........................................              2,694              7,759
                                                                   ____________       ____________
       Total combined.......................................       $      7,787       $     20,292
                                                                   ============       ============
Cumulative effect of a change
 in accounting principle:
    New York Bancorp........................................       $         --       $      5,685
    Hamilton Bancorp........................................                 --                 --
                                                                   ____________       ____________
       Total combined.......................................       $         --       $      5,685
                                                                   ============       ============
Net income:
    New York Bancorp........................................       $      5,093       $     18,218
    Hamilton Bancorp........................................              2,694              7,759
                                                                   ____________       ____________
       Total combined.......................................       $      7,787       $     25,977
                                                                   ============       ============

                                                        10

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


                                                                                   Shareholders'
                                                                                      Equity
                                                                                   _____________
                                                                                   (In Thousands)

New York Bancorp............................................................        $     91,376
Hamilton Bancorp............................................................              84,129
Elimination of intercorporate investment....................................              (4,214)
                                                                                   _____________
                                                                                    $    171,291
                                                                                   =============


              The following is a summary of Hamilton Bancorp's cash flows for the three months ended December 31, 1994 (in thousands):


Net cash provided by operating activities...................................        $        704
Net cash used by investing activities.......................................              (4,412)
Net cash provided by financing activities...................................              10,624
                                                                                     ___________
Net increase in cash and cash equivalents...................................        $      6,916
                                                                                     ===========

              In connection with the Merger, the Company recorded certain non-recurring merger-related and restructuring expenses of approximately $16.1 million, on an after-tax basis, and a net loss resulting from the restructuring and subsequent sale of a portion of Hamilton Bancorp's securities portfolio which amounted to $.7 million, on an after-tax basis. The non-recurring merger-related and restructuring charges reflected $4.3 million in investment banking, legal and accounting fees, $5.1 million in severance costs, $4.7 million related to the termination of Hamilton Bancorp's ESOP and the accelerated vesting of shares of the RRP pursuant to the requirements of such plans upon a change in control, and $2.0 million in certain back-office and facilities consolidation costs and signage costs. The restructuring and subsequent sale of a portion of Hamilton Bancorp's securities portfolio primarily reflects the effect of management's decision to reclassify $77.3 million of the acquired investment securities and mortgage-backed securities from the held to maturity portfolios to the available for sale portfolios, permitting $66.8 million of these securities to be sold in February 1995.

              The following table summarizes the activity with respect to the merger-related and restructuring expenses, on a pre-tax basis, for the current fiscal year.

                                                                                   Restructuring
                                                                                      Accrual
                                                                                   (In Thousands)

                                                                                   ______________
Balance at December 31, 1994................................................        $         --
Provision charged against operations........................................              19,024
Cash outlays................................................................             (12,183)
Noncash items...............................................................              (6,395)
                                                                                   ______________
Balance at June 30, 1995....................................................        $        446
                                                                                   ==============


             The noncash items relate to the termination of Hamilton Bancorp's ESOP, the accelerated vesting of shares of the RRP and the write-off of leasehold improvements. There were no merger-related and restructuring expenses recorded in the prior year period.


NOTE 3:      COMMITMENTS, CONTINGENCIES AND CONTRACTS

             At June 30, 1995, Home Federal had commitments of $61.4 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $51.1 million and fixed rate mortgage loans with interest rates ranging from 6.75% to 10.375%, represented $10.3 million.

             The Savings Bank is a party to interest rate swap arrangements to extend the repricing or maturity of its liabilities in order to create a more consistent and predictable interest rate spread. At June 30, 1995, outstanding notional amounts of interest rate swap arrangements totaled $205.0 million.

             At June 30, 1995, the Savings Bank was servicing first mortgage loans of approximately $525.7 million, which are either partially or wholly-owned by others.


NOTE 4:      STOCK REPURCHASE PLAN

             During the quarter ended June 30, 1995, New York Bancorp repurchased 915,200 shares under its present stock repurchase plan. At June 30, 1995, the total number of Treasury shares amounted to 2,094,594. Additionally, at June 30, 1995, the Company had authority to repurchase up to an additional 80,562 shares. On July 27, 1995, the Company's Board of Directors approved the repurchase of up to an additional 5%, or 628,584 shares, of the Company's outstanding stock. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

NOTE 5:      RECENT ACCOUNTING PRONOUNCEMENTS

             In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS No. 118") which amended SFAS No. 114 (collectively the "Statements"). Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1994. These Statements address the accounting by creditors for impairment of certain loans which, among other things, include all loans that are restructured in a troubled debt restructuring involving a modification of terms. They require that impaired loans that are within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Based upon a review of these Statements, management does not believe that the adoption of SFAS No. 114 and SFAS No. 118 on a prospective basis will have a materially adverse effect on the Company.

             In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of"" (SFAS No. 121"). The Statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Statement establishes accounting standards for, among other things, the impairment of long-lived assets. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon a review of the Statement, management does not believe that the adoption of SFAS No. 121 would have a materially adverse effect on the Company.

             In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122," Accounting for Mortgage Servicing Rights" (SFAS No. 122). The Statement is effective for fiscal years beginning after December 15, 1995. The statement establishes accounting standards for mortgage servicing rights, which are the contractual right to service loans owned by others, typically for a fee. Prior to this Statement, only purchased mortgage servicing rights were capitalized as an asset. SFAS No. 122 requires originated mortgage servicing rights (OMSR) to be capitalized as an asset. OMSR represent mortgage servicing rights acquired when an institution originates and subsequently sells mortgage loans but retains the servicing rights. The Statement also requires all capitalized mortgage servicing rights to be evaluated for impairment based on their value. Based upon a review of the Statement, management does not believe that the adoption of SFAS No. 122 would have a materially adverse effect on the Company.

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

              At June 30, 1995, the acquisition of Hamilton Bancorp had the effect of increasing the Company's asset size to $2.7 billion and shareholders' equity to $160.7 million with the issuance of 6.2 million shares of common stock in connection with the transaction and the combined operating results. The discussion that follows describes the consolidated results of operations and financial condition of the Company, which includes Hamilton Bancorp for all periods.

C. FINANCIAL POSITION

              Total assets at June 30, 1995 amounted to $2.7 billion, an increase of $72.8 million from that reported at September 30, 1994. Total assets include a $138.2 million increase in loans receivable, partially offset by a $60.7 million decrease in mortgage-backed securities held to maturity and mortgage-backed securities available for sale. The decrease in mortgage-backed securities primarily reflects the effect of management's decision to reclassify $77.3 million of the investment securities and mortgage-backed securities, acquired in the Merger, from the held to maturity portfolios to the available for sale portfolios, permitting $66.8 million of these securities to be sold in February 1995, resulting in a loss of $.7 million, on an after-tax basis. Such securities were reclassified in order to better conform the acquired portfolio's risk profile with the Company's.

              Total deposits at June 30, 1995 amounted to $1.75 billion, a decrease of $41.3 million, or 2.3%, reflecting competitive pressures in the marketplace as a result of a comparatively higher interest rate environment. The increase in total assets and decrease in deposits were primarily funded through the Savings Bank's $115.1 million increase in borrowed funds.

D.  ASSET/LIABILITY MANAGEMENT

              Home Federal is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. Home Federal utilizes gap management as part of its approach to controlling interest rate risk and maximizing net interest margin. The Savings Bank does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Savings Bank's cumulative one year gap as a percent of total interest-earning assets amounted to a negative 10.9% at June 30, 1995.

               A negative gap denotes liability sensitivity which in a given period will result in more liabilities than assets being subject to repricing. Generally, liability sensitive gaps would result in a net positive effect on net interest margin in a declining interest rate environment. Alternatively, liability sensitive gaps would generally result in a net negative effect on net interest margin in an increasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. The Company's net interest margin decreased to 3.58% in the third quarter of fiscal year 1995, compared to 3.74% in the second quarter of fiscal year 1995 and 4.12% in the third quarter of fiscal year 1994, reflecting the greater upward repricing of the Savings Bank's interest-bearing liabilities versus interest-earning assets in connection with the current interest rate environment. Recent data indicates that the upward repricing of liabilities may be completed resulting in the stabilization of the Company's net interest margin in future periods. No assurances, however, can be given that net interest margin will not decline in future periods, as margin is dependent upon future interest rate environments.

              At June 30, 1995, the Savings Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At June 30, 1995, 51.25% of such interest-earning assets were adjustable rate assets. Within the framework of the targeted one year gap, the Savings Bank may choose to extend the maturity of its funding source and/or reduce the repricing mismatches by using interest rate swaps and financial futures arrangements. Additionally, the Savings Bank uses interest rate caps and interest rate floor arrangements to assist in further insulating the Savings Bank from volatile interest rate changes.

              In connection with its asset/liability management strategy, at June 30, 1995 Home Federal maintained interest rate swap arrangements with a notional amount of $205.0 million. For $140.0 million of the $205.0 million of interest rate swap arrangements, the Savings Bank receives a variable rate (which is matched against the related variable rate borrowing) and pays a fixed rate, thus locking in a spread on fixed rate mortgage loans or fixed rate mortgage-backed securities during the term of the swap. Such swaps have maturities ranging from January 1996 to May 1996. For the remaining $65.0 million of interest rate swaps, the Savings Bank is receiving a fixed rate of 5.80% and pays a variable rate based on Federal Funds (6.125% on June 30, 1995). This interest rate swap effectively unwound $65.0 million (of the aforementioned $140.0 million in interest rate swaps) where the Savings Bank was receiving a variable rate based on Federal funds (6.125% at June 30, 1995) and paying a fixed rate of 4.04%. The term of such swaps extends through January 1996.

              Additionally,  in an effort to further  protect the  Savings  Bank
    against   interest   rate  risk   associated   with  the  repricing  of  its
    interest-bearing deposit liabilities, Home Federal was a party to $1.0 billion of interest rate floor agreements which were scheduled to expire on February 22, 1998. During the quarter, in an effort to secure the hedge position provided against the aforementioned interest rate risk, the Savings Bank terminated its position as a party to the $1.0 billion of interest rate floor agreements. Accordingly, and in accordance with generally accepted accounting principles, the Company deferred recognition of the gain on the terminated interest rate floor agreements and is amortizing such gain as an adjustment to the cost of interest-bearing deposit liabilities over the original contractual life of the interest rate floor agreements. At June 30, 1995 the amount of the unamortized gain was $8.2 million.

              At June 30, 1995 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through October 1999. The Savings Bank uses stock indexed call options for purposes of hedging its $2.6 million in MarketSmart CD's and MarketSmart I.R.A. CD's.

E.  LIQUIDITY AND CAPITAL RESOURCES

              Home Federal is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Savings Bank's ratio was 5.38% during June 1995 and 5.40% during September 1994.

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

              During the quarter ended June 30, 1995, New York Bancorp repurchased 915,200 shares under its present stock repurchase plan. At June 30, 1995, the total number of Treasury shares amounted to 2,094,594. Additionally, at June 30, 1995, the Company had authority to repurchase up to an additional 80,562 shares. On July 27, 1995, the Company's Board of Directors approved the repurchase of up to an additional 5%, or 628,584 shares, of the Company's outstanding stock. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

              As of June 30, 1995, Home Federal is considered a "well capitalized" institution under the prompt corrective action regulations and continues to exceed all regulatory capital requirements as detailed in the following table:


                                     TANGIBLE CAPITAL         CORE CAPITAL(1)       RISK-BASED CAPITAL(2)
                                  ______________________   _____________________   ______________________
                                    Amount    Percentage     Amount   Percentage     Amount    Percentage
                                  _________   __________   __________ __________   _________   __________
                                                          (Dollars in Thousands)

Capital for regulatory
 purposes.....................    $ 152,457     5.71%     $  152,630   5.72%       $ 165,007     13.36%

Minimum regulatory
 requirement..................       40,044     1 .50         80,093   3 .00          98,840      8.00
                                  _________     _____     __________   _____       _________     ______

Excess........................    $ 112,413     4.21%     $   72,537   2.72%       $  66,167      5.36%
                                  =========     =====     ==========   =====       =========     ======


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


                                                                        Quarter Ended June 30,
                                           ____________________________________________________________________________
                                                              1995                                  1994(1)
                                           ____________________________________   _____________________________________
                                               Average                  Yield/         Average                  Yield/
                                               Balance      Interest      Cost         Balance     Interest      Cost
                                           _____________   _________    _______   _____________  ___________   ________
                                                                       (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans..............     $   1,272,994   $  26,476     8.32%    $   1,103,541  $  23,859      8.65%
    Other loans.......................           308,879       6,716     8.71           296,114      5,925      8.01
    Mortgage-backed securities........           907,686      14,847     6.54           954,648     14,519      6.08
    Money market investments..........            24,070         366     6.10            41,684        388      3.73
    Trading account securities........            13,391         204     6.09            12,732        122      3.85
    Investment securities.............            62,680       1,105     7.06            50,090        862      6.90
                                           _____________    ________              _____________   ________
  Total interest-earning assets.......         2,589,700      49,714     7.68         2,458,809     45,675      7.43
                                                            ________                              ________
  Non-interest-earning assets.........            39,746                                 47,489
                                           _____________                          _____________
    Total assets......................     $   2,629,446                          $   2,506,298
                                           =============                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits..........................     $   1,751,044      15,976     3.66     $   1,808,554     14,379      3.20
    Borrowed funds....................           681,729      10,538     6.20           498,600      5,878      4.73
                                           _____________    ________              _____________   ________
  Total interest-bearing liabilities..         2,432,773      26,514     4.37         2,307,154     20,257      3.53
                                                            ________                              ________
  Other liabilities...................            29,792                                 34,142
                                           _____________                          _____________
    Total liabilities.................         2,462,565                              2,341,296
  Shareholders' equity................           166,881                                165,002
                                           _____________                          _____________
    Total liabilities and
     shareholders' equity.............     $   2,629,446                          $   2,506,298
                                           =============                          =============
NET INTEREST INCOME/INTEREST RATE
 SPREAD...............................                     $  23,200     3.31%                   $  25,418      3.90%
                                                           =========    ======                   =========     ======
NET EARNING ASSETS/NET
 INTEREST MARGIN......................     $     156,927                 3.58%    $     151,655                 4.12%
                                           =============                ======    =============                ======
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES......                                 106.45%                                106.57%
                                                                       =======                                =======
____________
(1) Restated to reflect the merger with  Hamilton  Bancorp,  which was accounted for as a pooling of interests.



                                                                      Nine Months Ended June 30,
                                            __________________________________________________________________________
                                                               1995                                 1994(1)
                                            ___________________________________   ____________________________________
                                                Average                  Yield/        Average                  Yield/
                                                Balance      Interest     Cost         Balance     Interest      Cost
                                            ____________   ___________  _______   _____________   _________    _______
                                                                       (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans..............     $   1,219,910   $  75,947     8.30%    $   1,093,699  $  68,748      8.38%
    Other loans.......................           305,038      19,355     8.47           303,156     18,008      7.93
    Mortgage-backed securities........           933,073      45,834     6.55           872,578     37,031      5.66
    Money market investments..........            21,529         926     5.75            68,459      1,815      3.54
    Trading account securities........            13,202         559     5.66            12,629        309      3.27
    Investment securities.............            69,936       3,508     6.69            33,511      1,861      7.41
                                           _____________   _________              _____________  _________
  Total interest-earning assets.......         2,562,688     146,129     7.60         2,384,032    127,772      7.15
                                                           _________                             _________
  Non-interest-earning assets.........            40,900                                 51,107
                                           _____________                          _____________
    Total assets......................     $   2,603,588                          $   2,435,139
                                           =============                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits..........................     $   1,761,082      46,360     3.52     $   1,787,992     42,142      3.15
    Borrowed funds....................           641,197      27,824     5.80           445,640     16,163      4.85
                                           _____________    ________              _____________  _________
  Total interest-bearing liabilities..         2,402,279      74,184     4.13         2,233,632     58,305      3.49
                                                            ________                             _________
  Other liabilities...................            32,879                                 38,288
                                           _____________                          _____________
    Total liabilities.................         2,435,158                              2,271,920
  Shareholders' equity................           168,430                                163,219
                                           _____________                          _____________
    Total liabilities and
     shareholders' equity.............     $   2,603,588                          $   2,435,139
                                           =============                          =============
NET INTEREST INCOME/INTEREST RATE
 SPREAD...............................                     $  71,945     3.47%                   $  69,467      3.66%
                                                           =========    ======                   =========     ======
NET EARNING ASSETS/NET
 INTEREST MARGIN......................     $     160,409                 3.74%    $     150,400                 3.88%
                                           =============                ======    =============                ======
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES......                                 106.68%                                106.73%
                                                                       =======                                =======

______________
(1)   Restated to reflect the merger with Hamilton Bancorp, which was accounted for as a pooling of interests.


G.  COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994

    General
    _______


              New York Bancorp's net income for the quarters ended June 30, 1995 and 1994 was $6.9 million, or $.51 per share, and $7.8 million, or $.58 per share, respectively. Comments regarding the components of net income are detailed in the following paragraphs.

    Interest Income
    _______________


              Interest income on interest-earning assets for the quarter ended June 30, 1995 increased by $4.0 million, or 8.8%, to $49.7 million compared to $45.7 million for the quarter ended June 30, 1994. The increase in interest income is primarily attributable to a $130.9 million increase in interest-earning assets, coupled with a 25 basis point increase in yield.

              Interest and fee income on loans for the quarter ended June 30, 1995 increased by $3.4 million, or 11.4%, to $33.2 million compared to $29.8 million for the same quarter in 1994. The increase in loan income reflects a $182.2 million increase in the average loan balance to $1.6 billion, coupled with a 70 basis point increase in yield on other loans. These increases, however, were partially offset by a 33 basis point decline in yield on first mortgage loans. Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale for the quarter ended June 30, 1995 increased by $.3 million to $14.8 million as compared to the same quarter in 1994. This increase in income is primarily due to a 46 basis point increase in yield which, however, was partially offset by a $47.0 million decrease in the average balance. Money market investment income remained relatively constant as a 237 basis point increase in yield was offset by a $17.6 million decrease in the average balance. Interest on trading account securities increased $.1 million in the current quarter as compared to the prior year period as the yield increased 224 basis points and the average balance increased $.7 million. Interest and dividends on investment securities increased by $.2 million to $1.1 million in the current quarter compared to $.9 million in the comparable prior year quarter. The increase in income is attributed to a $12.6 million increase in the average balance, coupled with a 16 basis point increase in yield.

    Interest Expense
    ________________


              Interest expense on interest-bearing liabilities for the quarter ended June 30, 1995 increased by $6.3 million, or 30.9%, to $26.5 million compared to the quarter ended June 30, 1994. The increase in interest expense for the quarter primarily reflects an 84 basis point increase in cost on interest-bearing liabilities to 4.37%, coupled with a $125.6 million growth in interest-bearing liabilities to $2.4 billion. The increase in the cost of interest-bearing liabilities reflects the increased utilization of short-term borrowed funds which reprice faster than deposit liabilities. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $.5 million for the quarter ended June 30, 1995 and increase interest expense by $.3 million for the quarter ended June 30, 1994. Further, the impact of the Savings Bank's use of reverse repurchase agreements with imbedded interest rate caps, all of which have matured by the end of the current quarter, was to decrease interest expense by $.1 million and $.3 million for the quarters ended June 30, 1995 and 1994, respectively.

              Interest expense on deposits increased by $1.6 million to $16.0 million for the quarter ended June 30, 1995, compared to the quarter ended June 30, 1994. This increase reflects a 46 basis point increase in the average cost of deposits from 3.20% in 1994 to 3.66% in 1995. This increase, however, was partially offset by a $57.5 million decrease in the average balance of deposits to $1.7 billion in 1995. Interest expense on borrowed funds increased $4.7 million to $10.5 million for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994. This increase reflects a $183.1 million increase in the average balance of borrowed funds to $681.7 million, coupled with a 147 basis point increase in the average cost of borrowed funds from 4.73% in 1994 to 6.20% in 1995. The increase in the average cost of deposits and borrowed funds reflects the higher interest rate environment in the current fiscal quarter as compared to the same quarter last year.

    Provision for Possible Loan Losses
    __________________________________


              Home Federal provided $.4 million and $.6 million for possible loan losses during the quarters ended June 30, 1995 and 1994, respectively. The reduction in the provision for possible loan losses reflects the improvement in management's assessment for anticipated losses inherent in the loan portfolios. The Savings Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 66.3% and 68.1% at June 30, 1995 and 1994, respectively.

              As part of the Savings Bank's determination of the adequacy of the allowance for loan losses, the Savings Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values, geographic concentrations, and current and prospective economic conditions. Utilizing these procedures, management believes that the allowance at June 30, 1995 is sufficient to cover anticipated losses inherent in the loan portfolios.

              Based on recently released statistical data regarding Queens, Nassau and Suffolk Counties, a portion of the Savings Bank's primary lending areas, the residential housing market has shown a decrease in values of approximately 1.8% over the twelve month period ended June 30, 1995. However, the residential housing markets in these counties have shown an increase in values of approximately 5.1% since December 1994. In Manhattan, another primary lending area of the Savings Bank, commercial rents have been on the rise while the commercial vacancy rates have also been increasing. Additionally, employment has been increasing and unemployment has been declining over the past year. Although in recent months there have been indications that economic conditions and loan demand in the region have been improving, there can be no assurance that these improved conditions will continue.

              Nonaccrual loans at June 30, 1995 amounted to $37.0 million, or 2.3% of total loans, as compared to $36.8 million, or 2.5% of total loans, at September 30, 1994. Of the $37.0 million in nonaccrual loans at June 30, 1995, $9.5 million represents loans restructured to assist borrowers in meeting their obligations.

              The following table sets forth the Savings Bank's nonaccrual loans at the dates indicated:

                                                                          June 30,        September 30,
                                                                            1995              1994
                                                                          ________        _____________
                                                                                (In Thousands)
Nonaccrual Loans
________________

First mortgage loans:
  One to four family conventional residential.....................      $  15,604         $  14,885
  Commercial real estate..........................................         19,293            20,359
                                                                        _________         _________
                                                                           34,897            35,244
                                                                        _________         _________

Other loans - Cooperative residential loans.......................          2,089             1,509
                                                                        _________         _________
    Total nonaccrual loans........................................      $  36,986         $  36,753
                                                                        =========         =========


              The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms, was $977,000 and $880,000 for the three month periods ended June 30, 1995 and 1994, respectively. The amount of interest income that was recorded on these loans was $292,000 and $131,000 for the three month periods ended June 30, 1995 and 1994, respectively.

              Additionally, at June 30, 1995, the Savings Bank had $2.6 million in real estate owned as compared to $5.9 million at September 30, 1994. Further, at June 30, 1995 the Savings Bank also had sixteen restructured commercial real estate loans amounting to approximately $8.1 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

              The Savings Bank also has $4.1 million of consumer and other loans which are past due 90 days and still accruing interest as of June 30, 1995. Of the $4.1 million, $1.6 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

              The Savings Bank's allowance for possible loan losses at June 30, 1995 was $24.5 million which represented 66.3% of nonaccrual loans or 1.5% of total loans, compared to $25.7 million at September 30, 1994 which represented 69.9% of nonaccrual loans or 1.8% of total loans.

              The following is a summary of the activity in the Savings Bank's allowance for possible loan losses for the quarters ended June 30:


    Summary of Loan Loss Experience
    _______________________________

                                                                                         As of and for the
                                                                                            Quarter Ended
                                                                                              June 30,
                                                                                  ____________________________
                                                                                      1995              1994
                                                                                  __________        __________
                                                                                         (In Thousands)

Allowance for possible loan losses, beginning of quarter.....................     $  25,579         $  26,969
 Charge-offs:
 Commercial real estate......................................................          (625)             (853)
 Real estate - mortgage......................................................          (421)             (507)
 Other loans.................................................................          (472)             (271)
                                                                                  __________        __________
   Total charge-offs.........................................................        (1,518)           (1,631)
                                                                                  __________        __________
 Less recoveries - other loans...............................................            49                 6
                                                                                  __________        __________
 Net charge-offs.............................................................        (1,469)           (1,625)
                                                                                  __________        __________
 Addition to allowance charged to expense....................................           400               550
                                                                                  __________        __________
 Allowance at end of quarter.................................................     $  24,510         $  25,894
                                                                                  ==========        ==========


          Net Interest Income After Provision for Possible Loan Losses
          ____________________________________________________________


                Net interest income after provision for possible loan losses for the quarter ended June 30, 1995 amounted to $22.8 million, representing a decrease of $2.1 million from the $24.9 million amount during the quarter ended June 30, 1994. This decrease primarily reflects a 54 basis point decrease in the Savings Bank's net interest margin from 4.12% in 1994 to 3.58% in 1995.

          Other Operating Income
          ______________________


                Other operating income amounted to $2.1 million for the quarter ended June 30, 1995, compared with $1.9 million for the quarter ended June 30, 1994. The $.2 million increase in other operating income was primarily attributable to a $.4 million improvement in real estate operations, net, resulting from the Bank's ability to reduce its amount of real estate owned to $2.6 million.

          Other Operating Expenses
          ________________________


                Other operating expenses totaled $12.5 million for the quarter ended June 30, 1995, as compared to $12.9 million during the quarter ended June 30, 1994. The $.4 million decrease in other operating expenses was primarily attributable to a $1.1 million decrease in compensation and benefits representing in large part certain consolidation efficiencies from the Merger. This decrease in other operating expenses, however, was partially offset by certain anticipated one-time expenditures which include $.2 million in consulting fees relating to a cost reduction study of the branch network, $.1 million in final charges related to the former Hamilton Federal's data processing systems, and $.2 million related to initial stationery costs and ATM cards necessary to adequately supply the former Hamilton Federal branch operations.

          Income Tax Expense
          __________________


                Income taxes decreased $.6 million to $5.5 million for an effective tax rate of 44.1% during the quarter ended June 30, 1995 versus an effective tax rate of 43.7% during the quarter ended June 30, 1994.

H.  COMPARISON OF NINE MONTHS ENDED JUNE 30, 1995 AND 1994

    General
    _______


              New York Bancorp's net income for the nine months ended June 30, 1995 was $3.6 million, or $.26 per share, compared to net income of $26.0 million, or $1.90 per share, for the comparable prior year period, which included $5.7 million in income, or $.41 per share, from the cumulative effect of a change in accounting for income taxes. Included in the results of operations for the nine months ended June 30, 1995 are certain non-recurring restructuring and merger-related costs which amounted to approximately $16.1 million, on an after-tax basis, and a net loss resulting from the restructuring and subsequent sale of a portion of Hamilton
    Bancorp's securities portfolio which amounted to $.7 million, on an after-tax basis. Such sale was transacted in order to reduce the risk profile of the securities portfolio acquired.

    Interest Income
    _______________


              Interest income on interest-earning assets for the nine months ended June 30, 1995 increased by $18.3 million, or 14.4%, to $146.1 million compared to $127.8 million for the nine months ended June 30, 1994. The increase in interest income is primarily attributable to a $178.7 million increase in interest-earning assets, coupled with a 45 basis point increase in yield.

              Interest and fee income on loans for the nine months ended June 30, 1995 increased by $8.5 million, or 9.9%, to $95.3 million compared to $86.8 million for the same period in 1994. The increase in loan income reflects a $128.1 million increase in the average loan balance to $1.5 billion, coupled with a 54 basis point increase in yield on other loans. These increases, however, were partially offset by an 8 basis point decline in yield on first mortgage loans. Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale for the nine months ended June 30, 1995 increased by $8.8 million to $45.8 million as compared to the same period in 1994. This increase in income is due to an 89 basis point increase in yield, coupled with a $60.5 million increase in the average balance. Money market investment income decreased $.9 million as a 221 basis point increase in yield was more than offset by a $46.9 million decrease in the average balance. Interest on trading account securities increased $.3 million in the current period as compared to the prior year period as the yield increased 239 basis points and the average balance increased $.6 million. Interest and dividends on investment securities increased by $1.6 million to $3.5 million in the current period compared to $1.9 million in the comparable prior year period. The increase in income is attributed to a $36.4 million increase in the average balance which, however, was partially offset by a 72 basis point decrease in yield.

    Interest Expense
    ________________


              Interest expense on interest-bearing liabilities for the nine months ended June 30, 1995 increased by $15.9 million, or 27.2%, to $74.2 million compared to $58.3 million for the nine months ended June 30, 1994. The increase in interest expense for the nine months primarily reflects a $168.6 million growth in interest-bearing liabilities to $2.4 billion coupled with a 64 basis point increase in cost on interest-bearing liabilities to 4.13%. The increase in the cost of interest-bearing liabilities reflects the increase utilization of short-term borrowed funds which reprice faster than deposit liabilities. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $.4 million for the nine months ended June 30, 1995 and increase interest expense by $1.4 million for the nine months ended June 30, 1994. Further, the impact of the Savings Bank's use of reverse repurchase agreements with imbedded interest rate caps, all of which have matured by the end of the current quarter, was to decrease interest expense by $1.5 million and $.4 million for the nine months ended June 30, 1995 and 1994, respectively.

              Interest expense on deposits increased by $4.2 million to $46.4 million for the nine months ended June 30, 1995, compared to the nine months ended June 30, 1994. This increase reflects a 37 basis point increase in the average cost of deposits from 3.15% in 1994 to 3.52% in 1995. This increase, however, was partially offset by a $26.9 million decrease in the average balance of deposits to $1,761.1 million in 1995. Interest expense on borrowed funds increased $11.7 million to $27.8 million for the nine months ended June 30, 1995 as compared to the nine months ended June 30, 1994. This increase reflects a $195.6 million increase in the average balance of borrowed funds to $641.2 million, coupled with a 95 basis point increase in the average cost of borrowed funds from 4.85% in 1994 to 5.80% in 1994.

    Provision for Possible Loan Losses
    __________________________________


              Home Federal provided $1.3 million and $2.2 million for possible loan losses during the nine months ended June 30, 1995 and 1994, respectively. The reduction in the provision for possible loan losses reflects the improvement in management's assessment for anticipated losses inherent in the loan portfolios. The Savings Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 66.3% and 68.1% at June 30, 1995 and 1994, respectively.

    Net Interest Income After Provision for Possible Loan Losses
    ____________________________________________________________


              Net interest income after provision for possible loan losses for the nine months ended June 30, 1995 amounted to $70.6 million, representing an increase of $3.3 million from the $67.3 million amount during the comparable period ended June 30, 1994. This increase primarily reflects a $178.7 million increase in average interest-earning assets, which, however, was partially offset by a 14 basis point decrease in the Savings Bank's net interest margin from 3.88% in 1994 to 3.74% in 1995.

    Other Operating Income
    ______________________


              Other operating income amounted to $3.6 million for the nine months ended June 30, 1995, compared with $6.3 million for the comparable period ended June 30, 1994. The $2.7 million decrease in other operating income was primarily attributable to a $1.4 million net loss on the sales of mortgage loans and securities available for sale during the nine months ended June 30, 1995 as compared to a $.5 million net gain on the sales of mortgage loans and securities available for sale during the comparable prior year quarter, coupled with a $.6 million reduction in loan fees and service charges. The net loss on the sales of mortgage loans and securities available for sale for the nine months ended June 30, 1995 was principally incurred in connection with the restructuring and sale of a portion of the Hamilton Bancorp mortgage-backed securities portfolio.

    Other Operating Expenses
    ________________________


              Other operating expenses totaled $57.3 million for the nine months ended June 30, 1995, as compared to $37.9 million during the nine months ended June 30, 1994. The $19.4 million increase in other operating expenses was primarily attributable to the $19.0 million in merger and restructuring charges. Without the merger and restructuring expenses, other operating expenses would have totaled $38.3 million, or 1.96% of average assets, during the nine months ended June 30, 1995. This compares with $37.9 million, or 2.08% of average assets during the nine months ended June 30, 1994.

    Income Tax Expense
    __________________


              Income taxes decreased $2.0 million to $13.4 million for the nine months ended June 30, 1995 for an effective tax rate of 78.9% during the nine months ended June 30, 1995 versus an effective rate of 43.2% during the nine months ended June 30, 1994. The income tax expense for the current nine month period reflects the non-deductibility of certain merger and restructuring charges.

    Cumulative Effect of Change in Accounting Principle
    ___________________________________________________


              During the nine months ended June 30, 1994, the Savings Bank recognized $5.7 million in income from the cumulative effect of a change in accounting principle related to implementing Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" on a prospective basis.

H.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data.


                                                                       Three Months Ended                Nine Months Ended
                                                                             June 30,                         June 30,
                                                                     ________________________        _________________________
                                                                      1995            1994(1)         1995            1994(1)
                                                                     _______         ________        _______         _________
                                                                          (Dollars in Thousands, except per share amounts)

FINANCIAL RATIOS (2)
____________________
Average Yield:
   First mortgage loans......................................         8.32%           8.65%           8.30%            8.38%
   Other loans...............................................         8.71            8.01            8.47             7.93
   Money market investments..................................         6.10            3.73            5.75             3.54
   Trading account securities................................         6.09            3.85            5.66             3.27
   Investment securities.....................................         7.06            6.90            6.69             7.41
   Mortgage-backed securities................................         6.54            6.08            6.55             5.66
      All interest-earning assets............................         7.68            7.43            7.60             7.15
Average cost:
   Deposits..................................................         3.66            3.20            3.52             3.15
   Borrowed funds............................................         6.20            4.73            5.80             4.85
      All interest-bearing liabilities.......................         4.37            3.53            4.13             3.49
Net interest rate spread.....................................         3.31            3.90            3.47             3.66
Net interest margin..........................................         3.58            4.12            3.74             3.88
Average interest-earning assets to
  average interest-bearing liabilities.......................       106.45          106.57          106.68           106.73
Return on average assets.....................................         1.05            1.24             .55             1.43
Return on average common equity..............................        16.63           18.72            2.84            21.28
Operating expense to average assets..........................         1.91            2.04            2.94             2.08
Equity to asset ratio at June 30.............................         6.04            6.49            6.04             6.49
Cumulative one year gap as a percent of total
  interest-earning assets at June 30 (3).....................        -10.9%           -7.7%          -10.9%           -7.7%
SHARE INFORMATION(4):
____________________
   Earnings per common share.................................     $    .51        $    .58         $   .26         $  1.90
   Weighted average number of common shares
     and equivalents outstanding.............................   13,461,005      13,489,266      13,594,718      13,644,510
   Number of shares outstanding at June 30...................   12,652,256      13,187,900      12,652,256      13,187,900
   Book value per share at June 30...........................     $  12.70        $  12.61         $ 12.70         $ 12.61
NET INTEREST POSITION:
_____________________
   Excess of average interest-earning assets
     over average interest-bearing liabilities...............      156,927      $  151,655   $     160,409      $  150,400
LOAN HIGHLIGHTS:
_______________
   Loan originations.........................................   $   79,814      $   97,102   $     280,612      $  286,568
   Loan purchases............................................   $   13,716      $      188   $      27,697      $      641
   Loan sales................................................   $   19,587      $   19,947   $      37,899      $   79,453
   Loans serviced for others at June 30......................   $  525,725      $  532,879   $     525,725      $  532,879
   Loan servicing fees.......................................   $      407      $      436   $       1,278      $    1,318
ADJUSTABLE RATE ASSETS AT JUNE 30:
_________________________________
   First mortgage loans and mortgage-backed securities.......   $1,032,800      $  847,429   $   1,032,800      $  847,429
   Other loans, money market investments, trading
     account securities and investment securities............   $  297,159      $  308,697   $     297,159      $  308,697
   Total adjustable rate assets as a percent
     of total interest-earning assets........................        51.25%          46.31%          51.25%          46.31%
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


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
__________________________


          Not Applicable


Item 2.  Changes in Securities
______________________________


          Not Applicable


Item 3.  Defaults Upon Senior Securities
________________________________________


          Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________


          Not applicable


Item 5.  Other Information
__________________________


          Not applicable

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

       (a) Exhibits
           ________


           Exhibit
           Number                           Description
           _______                          ___________
             3.1      Certificate of Incorporation of New York Bancorp Inc.,
                      as amended(9)
             3.2      Bylaws of New York Bancorp Inc., as amended(7)
            10.2      New York Bancorp Inc. Incentive Stock Option Plan(2)
            10.3      New York Bancorp Inc. Option Plan for Outside Directors(3)
            10.4      Home Federal Savings Bank Management Recognition Plan and
                      Trust(1)
            10.8      Home Federal Savings Bank Employee Stock Purchase Plan(4)
            10.9      New York Bancorp Inc. 1990 Incentive Stock Option Plan(5)
           10.10      New York Bancorp Inc. 1990 Option Plan for Outside
                      Directors(6)
           10.13      Home Federal Savings Bank Supplemental Executives Benefit
                      Plan, as amended(9)
           10.14      Home Federal Savings Bank Deferred Compensation Plan, as
                      amended(9)
           10.17      New York Bancorp Inc. 1993 Long-Term Incentive Plan(7)
           10.18      New York Bancorp Inc. 1993 Stock Option Plan for Outside
                      Directors(8)
           11         Statements re computation of per share earnings
           27         Financial Data Schedule

(1) Incorporated by reference to Exhibits filed with Registration Statement on Form S-1, No. 33-16369
(2) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23468
(3) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23478
(4) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1989 Form 10-K
(5) Incorporated by reference to Annex A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(6) Incorporated by reference to Annex B of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(7) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1992 Form 10-K
(8) Incorporated by reference to Exhibit A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 25, 1994
(9) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1994 Form 10-K


       (b) Reports on Form 8-K
           ___________________


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


                                                    NEW YORK BANCORP INC.
                                                        (Registrant)


Date:  August 4, 1995                        By:     /s/ Michael A. McManus, Jr.
                                                     __________________________
                                                     Michael A. McManus, Jr.
                                                     President and
                                                     Chief Executive Officer


Date:  August 4, 1995                        By:     /s/ Stan I. Cohen
                                                     __________________________
                                                     Stan I. Cohen
                                                     Senior Vice President,
                                                     Controller and Secretary

                             NEW YORK BANCORP INC.
                           241-02 Northern Boulevard
                           Douglaston, New York 11362


                                   Form 10-Q
                                 June 30, 1995


Exhibit 11.  Statement re:  Computation of Per Share Earnings



                                                                Three Months Ended            Nine Months Ended
                                                                      June 30,                      June 30,
                                                                ____________________         ____________________
                                                                 1995         1994            1995          1994
                                                                _______     ________         ______       _______
                                                                     (In Thousands, except per share amounts)

Income before cumulative effect of change
 in accounting principle...................................     $ 6,919     $ 7,787          $ 3,582     $ 20,292
Cumulative effect of change in accounting
 for income taxes..........................................          --          --               --        5,685
                                                                _______     _______          _______     ________
Net income.................................................     $ 6,919     $ 7,787          $ 3,582     $ 25,977
                                                                =======     =======          =======     ========

Weighted average common shares outstanding.................      13,181      12,801           13,188       12,997

Common stock equivalents due to dilutive
 effect of stock options...................................         280         688              407          648
                                                                _______     _______          _______     ________

Total weighted average common shares and
 equivalents outstanding...................................      13,461      13,489           13,595       13,645
                                                                =======     ========         =======     ========

Primary earnings per share:
  Income before cumulative effect of
   change in accounting principle..........................      $.51           $.58           $.26       $  1.49
  Cumulative effect of change in
   accounting for income taxes.............................       .--            .--            .--           .41
                                                                _______     ________         ______       _______
   Net income..............................................      $.51           $.58           $.26       $  1.90
                                                                =======     ========         ======       =======
Total weighted average common shares and
 equivalents outstanding...................................      13,461       13,489         13,595        13,645

Additional  dilutive  shares using  ending  period
 market value versus average market value for the
 period when utilizing the treasury stock method
 regarding stock options...................................          14           26             31            56
                                                                _______     ________         _______      _______

Total shares for fully diluted earnings per share..........      13,475       13,515         13,626        13,701
                                                                =======     =========        =======      =======

Fully diluted earnings per share:
  Income before cumulative effect of
   change in accounting principle..........................        $.51         $.58           $.26        $ 1.48
  Cumulative effect of change in
   accounting for income taxes.............................         .--          .--            .--           .41
                                                                 ______     ________         ______       _______
  Net income...............................................        $.51         $.58           $.26        $ 1.90
                                                                 ======     ========         ======       =======