Form 10-K
period 1995-09-30
NEW YORK BANCORP INC
filed 1995-12-14
CIK 820068

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   -----------
                                    FORM 10-K
(Mark One)
    [X]           Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended September 30, 1995
                                            __________________

                                       OR
    [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]
                        For the transition period from       to
                                                       _____    _____

                         Commission file number 1-11684
                                                _______

                              NEW YORK BANCORP INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

             Delaware                                     11-2869250
__________________________________                  _______________________
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  241-02 Northern Boulevard, Douglaston, N. Y.                   11362
______________________________________________           _________________
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (718) 631-8100
                                                      ____________________

      Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on which Registered
          ___________________          _________________________________________
        Common Stock, $.01 par value           New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                         _____     _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the New York Stock Exchange on November 30, 1995, was $184,083,786.

The number of shares outstanding of the registrant's Common Stock as of November 30, 1995 was 11,906,474.

Documents Incorporated by Reference
____________________________________
The following documents are incorporated by reference:

Portions of the Registrant's 1995 Annual Report to Shareholders for the Fiscal Year Ended September 30, 1995 - Part I, Part II; and Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on January 23, 1996 -Part III.

Exhibit Index on Page 44.

                              NEW YORK BANCORP INC.
                          1995 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                            Page
                                                                            ____

                                     PART I

Item  1.  Business........................................................    3
Item  2.  Properties......................................................   40
Item  3.  Legal Proceedings...............................................   41
Item  4.  Submission of Matters to a Vote of Security Holders.............   41


                                     PART II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters............................................   41
Item  6.  Selected Financial Data.........................................   41
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation.............................   41
Item  8.  Financial Statements and Supplementary Data.....................   41
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   42


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............   42
Item 11.  Executive Compensation..........................................   42
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management.................................................   42
Item 13.  Certain Relationships and Related Transactions..................   42


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K....................................................   43

                                     PART I


ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
_______________________________

New York Bancorp Inc. ("New York Bancorp" or the "Company"), a Delaware business corporation, is a savings and loan holding company which, together with its subsidiary, Home Federal Savings Bank ("Home Federal" or the "Savings Bank"), is headquartered in Douglaston, New York. The Company was organized at the direction of the Savings Bank in connection with the Savings Bank's conversion from mutual to stock form of organization. The conversion was completed on February 4, 1988. The sole activity of the Company at this time is its ownership of all of the outstanding capital stock of the Savings Bank. At September 30, 1995, the Company had total assets of $2.7 billion and shareholders' equity of $156.4 million.

Home Federal was organized in 1935 as a federally chartered savings and loan association. In 1983, Home Federal changed its charter to a federal savings bank, and in February 1988 converted from a mutual to its current stock form of ownership. The Savings Bank's business is primarily conducted in New York City, and Nassau, Suffolk and Westchester Counties. The Savings Bank maintains twenty-seven full service branch offices located in Kings, Queens, Nassau, Richmond and Suffolk Counties, and six loan production offices located in Kings, Queens, Nassau, Westchester, and Suffolk Counties.

In March 1992, New York Bancorp, through its subsidiary, the Savings Bank, acquired $203.8 million in assets and assumed $52.6 million in liabilities of the former State Savings, FSB ("State Savings") from the Resolution Trust Corporation ("RTC"), as receiver of State Savings.

In August and October 1992, New York Bancorp, through its subsidiary, the Savings Bank, additionally acquired $273.9 million in assets and assumed $480.0 million in liabilities of the former Union Savings Bank ("Union Savings") from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver of Union Savings.

On January 27, 1995, Hamilton Bancorp, Inc. ("Hamilton"), the parent company of Hamilton Federal Savings F.A. ("Hamilton Savings") with total assets of $721.6 million and shareholders' equity of $78.1 million, was merged with and into New York Bancorp. This transaction has been accounted for as a pooling of interests, and, as a result, the financial results for the periods prior to the merger reported herein have been restated to include the results of Hamilton. The
Company reports its financial results on a fiscal year ended September 30, whereas Hamilton reported its financial results on a calendar year basis. In order to present historical consolidated financial information, the consolidated financial statements for years prior to fiscal year 1995 reflect the combination of the Company at and for the years ended September 30 with Hamilton's financial condition and results of operations at and for the years ended December 31.

Home Federal has been, and intends to continue to be, a community savings bank offering a variety of deposit and lending services designed to meet the needs of the communities it serves. The Savings Bank's deposit customer base is drawn primarily from Kings, Queens, Richmond, Nassau and Suffolk Counties, while its loan origination activity is conducted primarily in Kings, Queens and the other New York City boroughs as well as Nassau, Suffolk and Westchester Counties.

Deposits in the Savings Bank are insured up to the applicable limits by the FDIC and the Savings Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the "OTS") and by the FDIC. Additionally, the Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System.

The Savings Bank's principal business consists of attracting deposits from the general public and investing these deposits, together with funds from ongoing operations and borrowings, in the origination and purchase of residential and commercial mortgage loans, cooperative residential loans and consumer loans. The Savings Bank also maintains a portion of its assets in mortgage-backed securities and investment securities, including obligations of the U.S. Government and federal agencies, corporate and other debt instruments.

During the past few years, the Savings Bank took positive steps to be responsive to customers' needs by providing more quality and diverse financial services. During this period, the Savings Bank's branch personnel were fully trained in new products and cross-selling techniques. The Savings Bank additionally has established loan production offices throughout the branch system to provide better loan related services to present and new customers in the branch community. The Savings Bank has also opened two full-service branches in supermarkets, and is planing to open additional branches in supermarkets.


NARRATIVE DESCRIPTION OF BUSINESS

LENDING ACTIVITIES
__________________


         GENERAL. A component of the Savings Bank's overall interest rate risk strategy is to shorten the maturities and increase the interest rate sensitivity of its assets primarily through the origination and purchase of adjustable rate loans. With respect to fixed rate conventional mortgage loans, the Savings Bank either sells such loans or retains them if (i) they have been funded with long-term borrowings or (ii) hedging techniques can be used to protect the Savings Bank against interest rate risk. The loan products offered by Home Federal are affected by Federal and state laws, the supply of funds available for lending purposes, market forces, including the demand for loans, and competition.

         LOAN  PORTFOLIO  COMPOSITION.   The  following  tables  set  forth  the
         composition of the Savings Bank's total loan portfolio by dollar amount and percent of total portfolio as of the dates indicated.



                                                                         At September 30,
                           _________________________________________________________________________________________________________
                                    1995                  1994                 1993                  1992                1991
                           ____________________ ____________________ _____________________ _____________________ ___________________
                                        Percent             Percent               Percent               Percent             Percent
                              Amount   of Total    Amount   of Total    Amount    of Total    Amount    of Total    Amount  of Total
                           ___________ ________ ___________ ________ ____________ ________ ___________ _________ __________ ________
                                                                          (Dollars in Thousands)

FIRST MORTGAGE LOANS(1):
  One-to four-family
   residential............ $   932,313   55.14%  $  719,421  49.16%  $   716,913  50.40%    $ 723,647   54.40%  $  499,143   53.17%
  Commercial..............     451,788   26.72      438,531  29.96       391,878  27.54       268,158   20.16      174,585   18.60
  Construction, net of
   loans in process.......       8,902     .52        4,966    .34            --    .--         8,352     .63       19,863    2.11
                           ___________  ______   __________ ______   ___________ ______     _________  ______   __________  ______
    Total first
     mortgage loans.......   1,393,003   82.38    1,162,918  79.46     1,108,791  77.94     1,000,157   75.19      693,591   73.88
                                        ______              ______               ______                ______               ______
  Unamortized purchase
   accounting premiums,
   unearned purchase
   accounting discounts,
   unamortized premiums,
   unearned discounts,
   deferred loan fees
   and allowance for
   possible loan losses...      (22,828)            (28,036)             (29,831)             (23,140)              (8,461)
                           ____________          __________          ___________           ___________          __________
    Net first mortgage
     loans................    1,370,175           1,134,882            1,078,960              977,017              685,130
                           ____________          __________          ___________           ___________          __________
OTHER LOANS:
  Consumer................       21,912   1.30       13,067    .89        16,944   1.19        19,782    1.49        8,041     .86
  Cooperative
   residential............      141,902   8.39      150,520  10.29       163,431  11.49       165,226   12.42      128,553   13.69
  Home improvement........        1,526    .09        9,637    .66         8,101    .57         8,038     .61        8,786     .94
  Guaranteed Student......       56,673   3.35       54,693   3.74        55,180   3.88        60,274    4.53       25,183    2.68
  Commercial..............       11,214    .66       15,336   1.05         7,085    .50         5,842     .44       12,144    1.29
  Secured by deposits.....        7,917    .47        8,401    .57         7,411    .52         6,292     .47        5,769     .62
  Second mortgage.........        2,147    .13        2,605    .18         2,819    .20         6,137     .46        4,263     .45
  Home equity.............       33,513   1.98       36,890   2.52        42,152   2.96        45,410    3.41       41,994    4.47
  Purchased auto
   leasing................       21,063   1.25        9,385    .64        10,665    .75        13,073     .98       10,501    1.12
                           ____________ ______   __________ ______   ___________ ______   ___________  ______   __________  ______
  Total other loans.......      297,867  17.62      300,534  20.54       313,788  22.06       330,074   24.81      245,234   26.12
                                        ______              ______               ______                ______               ______
  Unamortized purchase
   accounting premiums,
   unearned purchase
   accounting discounts,
   unamortized
   premiums, unearned
   discounts, deferred
   loan fees and
   allowance for
   possible loan losses...       (3,099)             (3,062)              (4,331)              (7,328)              (3,927)
                           ____________         ___________         ____________         ____________          ___________
  Net other loans.........      294,768             297,472              309,457              322,746             241,307
                           ____________         ___________         ____________         ____________          ___________
  Total loans............. $  1,690,870 100.00% $ 1,463,452 100.00% $  1,422,579 100.00% $  1,330,231  100.00% $   938,825  100.00%
                           ============ ======  =========== ======  ============ ======  ============  ======  ===========  ======
  Total net loans......... $  1,664,943         $ 1,432,354         $  1,388,417         $  1,299,763          $   926,437
                           ============         ===========         ============         ============          ===========

(1)  Of the amount in total first mortgage loans,  $1,016,693,000,  $760,951,000,  $695,371,000,  $566,196,000  and  $396,145,000,
     represent adjustable rate mortgage loans at September 30, 1995, 1994, 1993, 1992 and 1991, respectively.

                                                       5

ORIGINATION,  PURCHASE AND SALE OF LOANS. Set forth below is a table showing the
Savings  Bank's  total  loan  origination,   purchase,  sale,  amortization  and
repayment activities for the years indicated.


                                                                     Year ended September 30,
                                                         _______________________________________________
                                                              1995              1994             1993
                                                         _____________    _____________    _____________
                                                                         (In Thousands)
FIRST MORTGAGE LOANS
  At beginning of year................................   $   1,162,918    $   1,108,791    $   1,000,157
  First mortgage loans originated.....................         332,253          343,020          361,094
  First mortgage loans purchased......................         100,314               --          106,192
  Securitization and transfer to mortgage-
   backed securities available for sale...............         (11,695)         (18,817)         (53,023)
  Transfer of loans to real estate owned..............          (3,879)          (4,662)          (4,162)
  First mortgage loans sold...........................         (37,942)        (109,226)        (126,294)
  Amortization, prepayments and other.................        (137,927)        (156,188)        (175,173)
  Hamilton's net activity for the
   quarter ended December 31, 1994....................         (11,039)              --               --
                                                         _____________    _____________    _____________
  At end of year......................................   $   1,393,003    $   1,162,918    $   1,108,791
                                                         =============    =============    =============

OTHER LOANS
  At beginning of year................................   $     300,534    $     313,788    $     330,074
  Other loans originated..............................          57,046           46,901           46,856
  Other loans purchased...............................          14,427            2,939               --
  Transfer of loans to real estate owned..............            (576)          (1,122)          (2,123)
  Other loans sold....................................          (1,499)              --               --
  Amortization, prepayments and other.................         (69,229)         (61,972)         (61,019)
  Hamilton's net activity for the
   quarter ended December 31, 1994....................          (2,836)              --               --
                                                         _____________    _____________    _____________
  At end of year......................................   $     297,867    $     300,534    $     313,788
                                                         =============    =============    =============


Total loan originations were basically unchanged at $389.3 million in fiscal 1995 compared to $389.9 for fiscal 1994, which was an $18.0 million decrease from fiscal 1993. Loan purchases totaled $114.7 million for fiscal 1995, compared to $2.9 million in fiscal 1994 and $106.2 million in fiscal 1993. The loan purchases in fiscal 1995 primarily represent adjustable rate one-to-four family first mortgage loans. The loans purchased in fiscal 1993 were primarily commercial mortgage loans obtained from the FDIC as receiver for the former Union Savings.

Loan sales were $39.4 million, $108.9 million and $126.6 million for the years ended September 30, 1995, 1994 and 1993. The decrease in the current year is attributed to an increase in origination of adjustable rate first mortgage loans and a decrease in origination of fixed rate first mortgage loans. It is the Company's policy to retain for portfolio adjustable rate first mortgage loans, while generally selling fixed rate first mortgage loans.

LOAN MATURITY. The following table sets forth the estimated contractual maturity of the Savings Bank's loan portfolio, assuming no prepayments and excluding mortgage-backed securities.



                                                            At September 30, 1995
                             _________________________________________________________________________________
                                       First Mortgage Loans
                             _______________________________________
                                One-
                               to Four-
                                Family                                Cooperative   Consumer
                              Residential  Commercial   Construction  Residential   and Other         Total
                             ____________  __________   ____________  ____________ ___________   _____________
                                                        (In Thousands)
Amounts due:
  Within 1 year............  $     3,056   $   10,707   $     8,902   $      344   $    12,762   $     35,771
  After 1 year(1):
    1 to 2 years...........        2,538       34,198            --           46         8,342         45,124
    2 to 3 years...........        3,311       16,620            --           95        11,191         31,217
    3 to 5 years...........        7,723       29,622            --          488        26,487         64,320
    5 to 10 years..........       83,775      225,765            --        6,519        70,339        386,398
    10 to 15 years.........      134,185      103,764            --       14,411        17,810        270,170
    Over 15 years..........      697,725       31,112            --      119,999         9,034        857,870
                             ___________   __________   ___________   __________   ___________   ____________
      Total after 1 year...      929,257      441,081            --      141,558       143,203      1,655,099
                             ___________   __________   ___________   __________   ___________   ____________
        Total amounts due..  $   932,313   $  451,788   $     8,902   $  141,902   $   155,965      1,690,870
                             ===========   ==========   ===========   ==========   ===========   ____________
Less:
  Unearned purchase
   accounting discounts
   and premiums, net.......                                                                              (329)
  Unearned discounts and
   premiums, net...........                                                                               193
  Deferred loan fees.......                                                                            (4,519)
  Allowance for possible
   loan losses.............                                                                           (21,272)
                                                                                                 ____________
    Loans receivable.......                                                                      $  1,664,943
                                                                                                 ============

______________
(1) Of the  $1,655,099,000  in loans  due  after  one  year,  $1,205,002,000  are  adjustable  rate loans and
    $450,097,000 are fixed rate loans.


     RESIDENTIAL MORTGAGE AND COOPERATIVE RESIDENTIAL LENDING. The Savings Bank emphasizes the origination of conventional adjustable rate mortgage ("ARM") loans for retention in its own portfolio. At September 30, 1995, residential ARM loans outstanding, both originated and purchased by Home Federal, comprised $631.4 million, or 67.7%, of the total residential mortgage loan portfolio. The Savings Bank's residential mortgage loan originations are concentrated in the Savings Bank's market area. Most local residential loans are originated directly by the Savings Bank. At September 30, 1995, the Savings Bank offered one, three and five year ARM loans for a maximum term of 30 years with initial interest rates of 5.375%, 6.875% and 7.125%, respectively. The Savings Bank similarly offered a fixed rate loan at 7.625% which amortizes in approximately 23 years based upon a bi-weekly payment structure. At September 30, 1995, the Savings Bank offered conventional 10, 15 and 30 year fixed rate mortgages with interest rates of 6.750%, 6.875% and 7.375%, respectively, and a maximum loan amount equal to the applicable Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") maximum loan amounts. Additionally, the Savings Bank offers convertible mortgage loans, which typically mature in 15 or 30 years. These loans begin with an adjustable interest rate and give the mortgagor an option to convert to a fixed interest rate during years two through five. At September 30, 1995, the Savings Bank offered convertible mortgage loans with an initial interest rate of 5.375%. A 20% minimum downpayment is typically required on all residential mortgage loans. Any loan with less than a 20% downpayment is required to have private mortgage insurance.

     At September 30, 1995, the Savings Bank had $141.9 million of loans secured by assignment of leases and shares on cooperative residential apartments, of which $109.5 million, or 77.2%, have adjustable rates. In recent years, the Savings Bank has significantly curtailed its cooperative lending as a result of the continued depressed real estate market conditions for this type of lending.

     For residential mortgage and cooperative residential adjustable rate loans there is a lifetime adjustment cap not to exceed 6.00% above the initial offered rate. For most adjustable rate loans, the maximum rate change is 2.00% to 2.50% per adjustment. During the year ending September 30, 1995, the Savings Bank originated $288.1 million of residential ARM loans, or 84.9%, of the total residential mortgage loan originations, which includes $4.4 million cooperative residential adjustable rate loans during that period. During the same period, the Savings Bank originated $51.1 million of fixed rate residential mortgage loans, or 15.1%, of the total mortgage loans originated during that period. A substantial portion of these fixed rate mortgage loans were sold into the secondary market.

     The Savings Bank's residential mortgage loans customarily include due-on-sale clauses giving the Savings Bank the right to declare a loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan not being repaid. The Savings Bank has generally enforced due-on-sale clauses in its mortgage contracts.

     Residential loan originations are generated by the Savings Bank's marketing efforts, its depositors, walk-in customers and referrals from real estate brokers, mortgage brokers, builders, as well as the Savings Bank employees. Loan applications are reviewed in accordance with the underwriting standards approved by the Savings Bank's Board of Directors. Residential loans in excess of $1.0 million are approved by the Loan Review Committee of the Savings Bank's Board of Directors.

     In underwriting residential real estate loans, the Savings Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. The Savings Bank has adopted a policy of generally limiting the loan-to-value ratio on originated and purchased loans to 95% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, be insured by a mortgage insurance company approved by FNMA and FHLMC in an amount sufficient to reduce the Savings Bank's exposure to no greater than an 80% level. The Savings Bank requires the mortgagor to maintain hazard (including fire) insurance on property securing residential real estate loans. The Savings Bank also requires flood insurance on property located in designated flood hazard areas.

     The Savings Bank offers reverse annuity mortgages to qualified senior citizens on one family properties up to a total indebtedness of $350,000. These loans allow seniors the ability to supplement their income by borrowing against the equity in their home. The loans require a maximum loan-to-value ratio of 70% and a maximum term of fifteen years. As of September 30, 1995, the Savings Bank's reverse annuity mortgage portfolio consisted of 22 loans with a total potential indebtedness of $5.0 million, of which $2.7 million is yet to be disbursed over the remaining term of these loans.

     There are unquantifiable risks resulting from increased costs to the borrower as a result of periodic repricing of adjustable rate loans. Despite the benefits of adjustable rate loans to the Savings Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. However, to reduce such additional risk, the Savings Bank reviews the borrower's application for an adjustable rate loan based on the borrower's ability to make future monthly payments assuming a fully indexed interest rate or 7.00%, whichever is greater.

     COMMERCIAL REAL ESTATE LOANS. In recent years, the Savings Bank has originated and purchased loans on commercial income-producing properties. At September 30, 1995, the Savings Bank had approximately $451.8 million, or 26.7% of the total loan portfolio invested in loans on commercial income producing properties.

     Commercial mortgage lending on income-producing properties entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment experience is typically dependent on the successful operation of the real estate project. Since these risks can be significantly affected by supply and demand conditions in the market for office and retail space, and as such may be subject to a greater extent to adverse conditions in the economy in general, the Savings Bank generally has limited itself to lending within its market area where it has knowledge and experience of such items.

     The majority of loans on income-producing properties currently offered by the Savings Bank are underwritten for a term of ten years with a maximum rate adjustment period of five years, typically with a maximum amortization period of twenty years. In setting interest rates and origination fees on new loans and loan extensions, management considers both current cost of funds and its analysis of the risk associated with the particular loan.

     The Savings Bank's underwriting policies with respect to loans on income-producing properties are designed to require that actual or anticipated cash flow will be more than sufficient to cover operating expenses and debt service payments. A detailed analysis of the project is undertaken by a lending officer. Furthermore, an independent analysis of the project is undertaken by the Savings Bank Credit Administration Department. Loan-to-value ratios on new commercial real estate loans made by the Savings Bank generally do not exceed 65%, have personal guarantees from the individual borrowers, and the net income to debt service coverage ratio generally is at least 120%. All income-producing properties are appraised by an independent appraiser who must be approved by the Board of Directors. Commercial real estate loans in excess of $650,000 are approved by the Loan Review Committee of the Savings Bank's Board of Directors. Home Federal requires that the borrower obtain title insurance and hazard insurance in the amount of the loan, naming the Savings Bank as loss payee.

     CONSTRUCTION LOANS. At September 30, 1995 the Savings Bank's construction loan portfolio consisted of 26 loans amounting to $12.9 million of which $4.0 million remains as undisbursed.

     Construction loans generally are made with floating interest rates and maturities not in excess of three years. Progress disbursements are made on the basis of percentage of completion as determined by an independent consultant. In addition, the Savings Bank conducts an analysis of the borrower's financial capability.

     OTHER LENDING. Federal regulations permit the Savings Bank to engage in most types of consumer lending. At September 30, 1995, the Savings Bank's other loan portfolio, exclusive of cooperative residential loans discussed above, totaled $156.0 million and was comprised of $29.8 million of both secured and unsecured personal loans, $21.1 million in purchased automobile leases, $56.7 million in guaranteed student loans, $11.2 million in commercial business loans, $33.5 million in home equity loans and $3.7 million in home improvement and second mortgage loans. Such other loans, including cooperative residential loans, comprised 17.6% of the total loan portfolio.

     The Savings Bank's other loans (with the exception of cooperative residential loans, guaranteed student loans, home equity loans and consumer home improvement loans) have maturities of not greater than five years. Consumer home improvement loans may have maturities of up to ten years and student loans have maturities which vary according to the student's tenure in school. Student loans are guaranteed by the New York State Higher Education Services Corporation and the yield to the Savings Bank varies based upon a spread over U.S. Treasury Bills. Rates offered for personal and home improvement loans as of September 30, 1995 ranged from 9.25% to 14.50%. The Savings Bank also offers home equity loans which permit borrowers to draw down funds over a ten-year period at a floating rate over prime, amortized over a twenty-year schedule. Additionally, the Savings Bank offers commercial loans to business entities and individuals generally in the New York Metropolitan area on a secured basis. Loans are reviewed in conformance with standards approved by the Board of Directors.

     Commercial business loans historically have had a higher degree of risk than residential real estate loans. While real estate mortgage loans are secured by real property whose value on a relative basis tends to be easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business or the conversion of current assets and are frequently secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

     LOAN PURCHASES. The Savings Bank purchased $100.0 million of adjustable rate first mortgage loans during the year ended September 30, 1995. Such loans carried higher rates than could be obtained on purchases of adjustable rate mortgage-backed securities. The loans were primarily performing seasoned loans whereby a borrower was not delinquent for more than 30 days during the year preceding the purchase date.

     The Savings Bank also purchased $14.1 million of auto lease loans during fiscal 1995. Primarily in connection with its acquisitions of State Savings and Union Savings during the years ended September 30, 1993 and 1992, the Savings Bank purchased residential mortgage and cooperative residential loans, commercial real estate loans and other loans. While the loans acquired were originated using underwriting criteria substantially different than that used by the Savings Bank, as part of its due diligence process, the Savings Bank performed detail reviews of acquired loan pools including various loan file reviews, site inspections and analysis of payment history information. The purchase price for such loans reflected management's evaluation of the interest and credit risks associated with such loans.

     LOAN SERVICING. Mortgage servicing provides a relatively stable source of fee income in that such income is a function of the size of the servicing portfolio and not the interest rate on the related loans. In addition to servicing fee income, which generally ranges from 0.25% to 0.50% per annum of outstanding principal balances, other fees such as late charges are collected. The Savings Bank has also benefited from the generation of a relatively low cost source of funds from escrow deposits, and the use of principal and interest payments prior to remittance to investors. At September 30, 1995 and 1994, the Company was servicing first mortgage loans of approximately $523.7 million and $530.3 million, respectively, which are either partially or wholly owned by others. Loan servicing fees amounted to $1.7 million and $1.8 million for the years ended September 30, 1995 and 1994, respectively.

     The Savings Bank's risk with respect to servicing loans for others is minimal due to the fact that loans serviced for others are all without recourse to the originator/servicer.

     DELINQUENCIES. The Savings Bank conducts a regular review and follow-up of all loan delinquencies. When a borrower fails to make a scheduled payment on a loan, the Savings Bank takes steps to have the borrower cure the delinquency. Most loan delinquencies are cured within 90 days and no legal action is required. If the delinquency exceeds 90 days and is not cured through the Savings Bank's normal collection procedures, the Savings Bank will initiate measures to enforce its remedies resulting from the default, including, in the case of mortgage loans, commencing foreclosure action, or in the case of other secured loans, repossessing the collateral. In certain cases, the Savings Bank will also consider accepting from the mortgagor a voluntary deed to the mortgaged premises in lieu of foreclosure. Property acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "Real Estate Owned." In the case of unsecured installment loans, the Savings Bank either commences legal action to collect the balances or negotiates a "work-out" payment schedule over a period which may exceed the original term of the loan. In certain instances the Savings Bank will restructure loans to assist borrowers in meeting their obligations.

     It is the Savings Bank's policy to discontinue the accrual of interest when a mortgage loan, cooperative residential loan, or home equity loan exceeds 90 days delinquent, and in some cases, before reaching 90 days delinquent. At September 30, 1995, the Savings Bank's ratio of nonaccrual loans to total loans was 1.80%. Interest previously recognized on past due loans is charged to the allowance for loan losses when in the opinion of management such interest is deemed to be uncollectible.

     Additionally, at September 30, 1995, 1994 and 1993 the Savings Bank had $5.0 million, $4.0 million and $3.3 million, respectively, of consumer and other loans which are past due 90 days and still accruing interest at the dates indicated. Of the $5.0 million at September 30, 1995, $3.0 million represents loans guaranteed by the United States Department of Education through the New York Higher Education Services Corporation. The following tables set forth certain information regarding nonaccrual loans, real estate owned and restructured loans. (See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1995 Annual Report to Shareholders for a discussion on the interest that would have been earned on nonaccrual loans and the decrease in nonaccrual loans to total loans.)



                                                                    For the Year Ended September 30,
                                               __________________________________________________________________________
                                                 1995            1994             1993            1992            1991
                                               _________       _________        _________       _________       _________
                                                                           (Dollars in Thousands)
Loans accounted for on a
 nonaccrual basis.........................     $  30,372       $  36,533        $  38,808       $  35,458       $  25,340
                                               =========       =========        =========       =========       =========

Real estate owned.........................     $   1,967       $   5,919        $   6,609       $   9,336       $  18,250
                                               =========       =========        =========       =========       =========

Restructured loans........................     $   9,104       $   9,481        $   6,237       $   2,309       $   3,712
                                               =========       =========        =========       =========       =========

Summary of Loan Loss Experience
_______________________________


                                                                                 As of and
                                                                      For the Year Ended September 30,
                                               __________________________________________________________________________
                                                  1995            1994             1993           1992            1991
                                               _________       _________        _________       _________       _________
                                                                          (Dollars in Thousands)
Allowance for possible loan
 losses, beginning of year................     $  25,705       $  26,828        $  19,455       $   4,970       $   4,449

Charge-offs:
 Commercial real estate..................          3,435           1,732              682             348             450
 Real estate - construction..............             --              --               --           2,016           1,592
 Residential real estate.................          1,422           1,572            1,586           1,214             657
 Other loans.............................          1,442             901            1,731             604             198
                                               _________       _________        _________       _________       _________
   Total charge-offs.....................          6,299           4,205            3,999           4,182           2,897
                                               _________       _________        _________       _________       _________
 Less:  Recoveries
   Commercial real estate................             --            (349)            (220)             --              --
   Residential real estate...............             (4)            (47)             (41)             --              --
   Other loans...........................            (75)            (36)            (122)            (22)            (17)
                                               _________       _________        _________       _________       _________
     Total recoveries....................            (79)           (432)            (383)            (22)            (17)
                                               _________       _________        _________       _________       _________
Net charge-offs...........................         6,220           3,773            3,616           4,160           2,880
Addition to allowance in connection
 with the acquisitions of State
 Savings and Union Savings................            --              --            6,289          10,241              --
Hamilton's net activity for the quarter
 ended December 31, 1994..................            87              --               --              --              --
Addition to allowance charged to
 expense..................................         1,700           2,650            4,700           8,404           3,401
                                               _________       _________        _________       _________       _________
Allowance at end of year..................     $  21,272       $  25,705        $  26,828       $  19,455       $   4,970
                                               =========       =========        =========       =========       =========

Assets Quality Ratios
_____________________
Net charge-offs to average
 loans outstanding during the period......           .40%            .27%             .25%            .39%            .31%
Allowance for possible loan
 losses to total loans....................          1.26%           1.76%            1.89%           1.46%            .53%
Allowance for possible loan
 losses to nonaccrual loans...............         70.04%          70.36%           69.13%          54.87%          19.62%
Nonaccrual loans to total loans...........          1.80%           2.50%            2.73%           2.67%           2.70%
Total loans...............................  $  1,690,870    $  1,463,452     $  1,422,579    $  1,330,231    $    938,825
Average loans(1)..........................  $  1,560,706    $  1,411,067     $  1,425,134    $  1,074,982    $    924,612
Total assets..............................  $  2,731,592    $  2,583,982     $  2,250,605    $  2,153,861    $  1,760,968
______________
(1) Nonaccruing loans have been included in the average loan amounts.


          The allowance for possible loan losses is established and maintained through provisions for possible loan losses charged to expense. During the years ended September 30, 1993 and 1992 the Savings Bank also had additions to its allowance for possible loan losses resulting from its acquisitions of State Savings and Union Savings. Loans are charged-off against the allowance for possible loan losses when management believes the collectibility of the full principal balance is unlikely ("Charge-offs"). As part of the Savings Bank's determination of the adequacy of the allowance for loan losses, the Savings Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance for September 30, 1995 is sufficient to cover anticipated losses inherent in the loan portfolios.


                At September 30, 1995, 1994, 1993, 1992 and 1991 the allowance for possible loan losses was allocated as follows:

                                                                At September 30,
                _______________________________________________________________________________________________________________
                         1995                   1994                  1993                  1992                   1991
                ______________________ _____________________ _____________________ ______________________ _____________________
                            Percent of            Percent of            Percent of             Percent of            Percent of
                             Loans in              Loans in              Loans in               Loans in              Loans in
                             Category              Category              Category               Category              Category
                             to Total              to Total              to Total               to Total              to Total
                Allowance     Loans    Allowance    Loans    Allowance     Loans   Allowance     Loans    Allowance    Loans
                _________   __________ _________  __________ _________  __________ __________  __________ _________  __________
                                                             (Dollars in Thousands)

Construction
 loans......... $     39       .53%   $     25       .34%   $     --       .--%    $    118       .63%    $    350      2.12%
Commercial
 loans.........       92       .66          71      1.05          61       .50           86       .44          975      1.29
Commercial
 real estate
 loans.........    8,562     26.72      11,678     29.96      13,363     27.55        9,796     20.16          709     18.60
Residential
 and other
 loans.........    4,037     72.09       6,270     68.65       6,513     71.95        6,610     78.77        1,453     77.99
Unallocated....    8,542       .--       7,661       .--       6,891       .--        2,845       .--        1,483       .--
                ________    ______    ________    ______    ________    ______     ________    ______     ________    ______
  Total........ $ 21,272    100.00%   $ 25,705    100.00%   $ 26,828    100.00%    $ 19,455    100.00%    $  4,970    100.00%
                ========    ======    ========    ======    ========    ======     ========    ======     ========    ======



          INVESTMENT ACTIVITIES
          _____________________

          Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, investment and mortgage-backed securities which the Company has the positive intent and ability to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Investment and mortgage-backed securities to be held for indefinite periods of time and not intended to be held to maturity are now classified as available for sale securities and are recorded at fair value, with unrealized appreciation and depreciation reported, net of tax, as a separate component of shareholders' equity.

          In connection with the adoption of SFAS No. 115, mortgage-backed securities previously classified as held for sale, and carried at the lower of cost or market, were classified as available for sale. The carrying value of these mortgage-backed securities was adjusted to their market value, which resulted in increasing the carrying value by $826,000, and increasing shareholders' equity by $449,000, which was net of taxes of $377,000. In addition, the Savings Bank reclassified $71.5 million of mortgage-backed securities available for sale to mortgage-backed securities held to maturity, and reclassified $78.1 million of mortgage-backed securities held to maturity to mortgage-backed securities available for sale. At the time of the reclassifications, the carrying value of such mortgage-backed securities approximated market value.

Prior to October 1, 1993, investment and mortgage-backed securities which the Company had the positive intent and ability to hold on a long-term basis or until maturity were carried at cost, adjusted for amortization of premiums and accretion of discounts. Investment and mortgage-backed securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis were classified as held for sale and were carried at the lower of cost or market value. Such securities held for sale included securities used as part of the Company's asset/liability strategy, or securities that may have been sold in response to, among other things, changes in interest rates, prepayment risk, the need or desire to increase capital, the need to satisfy regulatory requirements or other similar factors.

         MORTGAGE-BACKED SECURITIES.
         __________________________

         Home  Federal  invests  a  portion  of its  assets  in  mortgage-backed securities. Home Federal considers its investment in mortgage-backed securities as a separate investment category from mortgage loans because of the liquidity characteristics of these instruments. At September 30, 1995, the Savings Bank's portfolios of mortgage-backed securities totaled $871.5 million, or 31.9% of total assets. Approximately 20.4% of this portfolio includes mortgage-backed securities with underlying loans which are guaranteed by either the FHLMC, GNMA or FNMA. The remainder of the portfolio consists of REMIC, CMO and private-issue pass-through mortgage-backed securities virtually all of which are rated no less than AAA by nationally recognized rating services. Management anticipates the full collection of principal balances and contractual interest amounts on these securities over their lives, as none of these securities are considered to be residual interests.

         Included in the Savings Bank's mortgage-backed securities portfolio at September 30, 1995 are REMIC and CMO securities with a principal balance of $660.9 million. This portfolio has an average estimated life of 5.3 years at September 30, 1995. Changes in interest rates and underlying collateral values can affect the average life of the REMIC and CMO securities. Assuming an immediate and parallel shift in the yield curve of 300 basis points from the rate environment at September 30, 1995, it is estimated that the average life of this portfolio would be extended to 7.3 years. At September 30, 1995 the Savings Bank's REMIC and CMO portfolio consisted of 34.7% in Sequential Payment Securities, 27.1% in Targeted Amortization Securities, 16.4% in Scheduled Payment Securities, and 21.8% in other Securities. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Notes 4 and 6 to the Consolidated Financial Statements for the Year Ended September 30, 1995 contained in the 1995 Annual Report to Shareholders.)

         The following table sets forth the composition of the Savings Bank's mortgage-backed securities held to maturity portfolio as of the dates indicated:



                                                                         September 30,
                                                      ___________________________________________________
                                                         1995                1994               1993
                                                      ____________       _____________      _____________
                                                                        (In Thousands)
CARRYING VALUES:
 FHLMC(1)......................................       $     21,461       $      27,265      $      68,360
 FNMA(2).......................................             34,148              45,493             97,496
 GNMA(3).......................................                 --              55,013             75,974
 REMIC and CMO(4)..............................            604,722             651,091            189,683
                                                      ____________       _____________      _____________
   Total mortgage-backed securities
    held to maturity...........................            660,331 (5)         778,862            431,513
 Add:  Unamortized premiums....................              6,519              10,110              9,078
 Less:  Unearned discounts.....................             (2,124)             (3,379)              (986)
                                                      ____________       _____________      _____________
   Total carrying value........................       $    664,726       $     785,593      $     439,605
                                                      ============       =============      =============

ESTIMATED MARKET VALUE..........................      $    637,503       $     730,500      $     443,756
                                                      ============       =============      =============
_________________
(1)  Includes  $4,736,000, $7,076,000 and $9,081,000 of adjustable rate securities at September 30, 1995,
     1994, and 1993, respectively.
(2)  Includes  $8,370,000,  $10,688,000  and  $14,606,000 of adjustable rate securities at  September 30,
     1995, 1994, and 1993, respectively.
(3)  Includes  $55,013,000 and  $63,064,000 of adjustable rate securities at September 30, 1994 and 1993, respectively.
(4)  Includes $4,111,000,  $5,904,000 and $8,490,000 of adjustable rate securities at September 30, 1995,
     1994, and 1993, respectively.
(5)  Of the $660,331,000 in mortgage-backed securities at September 30, 1995, $41,897,000 represent pools with underlying loans having five and seven year balloon maturities.


The  following   table  sets  forth  the   composition  of  the  Savings  Bank's
mortgage-backed securities available for sale portfolio as of the dates indicated:


                                                                          September 30,
                                                      ____________________________________________________
                                                          1995                1994               1993
                                                      ____________       _____________      ______________
                                                                        (In Thousands)
CARRYING VALUES:
 FHLMC.........................................       $     74,344       $      49,796      $      15,742
 FNMA..........................................             36,831              35,287                 --
 GNMA..........................................             10,854               2,201                220
 REMIC ........................................             56,199              63,277            179,051
 Private-issue pass-through....................             30,295              30,303             35,030
                                                      ____________       _____________      _____________
   Total mortgage-backed securities
    available for sale.........................            208,523             180,864            230,043
 Add:  Unamortized premiums....................              1,091               1,594              4,595
 Less: Unearned discounts......................             (3,818)             (3,479)              (402)
 Less: Unrealized appreciation (depreciation)
        on securities available for sale.......                998              (6,996)                --
                                                      ____________       _____________      _____________
   Total carrying value........................       $    206,794       $     171,983      $     234,236
                                                      ============       =============      =============

ESTIMATED MARKET VALUE..........................      $    206,794       $     171,983      $     235,074
                                                      ============       =============      =============

         INVESTMENTS.
         ____________

         The Savings Bank's investment policy, which is established by its Board of Directors, is to invest funds among various categories of investments and maturities based upon the Savings Bank's asset/liability policies, investment quality and marketability standards, liquidity needs and performance objectives.

         At September 30, 1995, the Company had $13.9 million, or .5% of its total assets, invested in money market investments. The Company had $67.5 million in investment securities and investment securities available for sale at September 30, 1995, representing 2.5% of total assets. It is the Company's policy to purchase only issues rated investment grade. An "A" rating, as assigned by several generally recognized independent rating agencies, is the third highest of the four rating grades which are considered to be "investment grade" by the rating agencies and by most financial institutions. "Baa" is the fourth highest rating. At September 30, 1995, 100% of such issues owned by the Company were considered to be investment grade by the rating agencies.

         The Company maintains a trading account for the purpose of taking advantage of short-term movements of interest rates in the market place. At September 30, 1995, the Company had $2.0 million, or .1%, of its assets in trading account securities.

         The following table sets forth certain information regarding the Company's investment portfolio at the dates indicated:


                                                                        September 30,
                                                       __________________________________________________
                                                           1995               1994               1993
                                                       ____________       ____________       ____________
                                                                   (Dollars In Thousands)
INVESTMENT SECURITIES HELD TO MATURITY:
  U.S. Government and agency obligations............   $     20,000       $     51,501       $      2,577
  Corporate notes...................................          1,179              1,483              1,899
  Common stocks.....................................             --                 --                186
                                                       ____________       ____________       ____________
   Total investment securities held to
    maturity.......................................          21,179             52,984              4,662
                                                       ____________       ____________       ____________

INVESTMENT SECURITIES AVAILABLE FOR SALE:
  U.S. Government and agency obligations............         41,740                 --                 --
  Common stocks ....................................          4,082                134                 --
  Stock in FNMA.....................................              2                  2                 --
                                                       ____________       ____________       ____________
    Total investment securities
     available for sale.............................         45,824                136                 --
  Add:  Unrealized appreciation on
   securities available for sale....................            449                 44                 --
                                                       ____________       ____________       ____________
    Net investment securities
     available for sale.............................         46,273                180                 --
                                                       ____________       ____________       ____________

FEDERAL HOME LOAN BANK STOCK........................         20,288             17,409             21,734
                                                       ____________       ____________       ____________

MONEY MARKET INVESTMENTS:
  Securities purchased under resale
   agreements.......................................          8,400              5,031             59,001
  Commercial paper..................................             --              4,002              2,997
  FHLB overnight deposits...........................          4,997             11,561              9,013
  Federal funds sold................................            500              1,250              6,250
  Other.............................................             18                 --                 --
                                                       ____________       ____________       ____________
   Total money market investments..................          13,915             21,844             77,261
                                                       ____________       ____________       ____________
TOTAL INVESTMENT PORTFOLIO..........................   $    101,655       $     92,417       $    103,657
                                                       ============       ============       ============
AVERAGE LIFE, IN YEARS, OF TOTAL INVESTMENT
 PORTFOLIO, EXCLUDING EQUITY SECURITIES.............            3.6                4.0                 .2
                                                                ===                ===                ===



The table below sets forth certain information regarding the carrying and market values, average yields and maturities of the Savings Bank's investment in debt securities.


                                                               At September 30, 1995
                  __________________________________________________________________________________________________________________
                      One  Year             1 to                5 to             More than
                       or Less             5 Years            10 Years           10 Years            Total Investment Securities
                  __________________ ___________________ __________________ __________________ _____________________________________
                                                                                                Average
                  Carrying Average   Carrying  Average   Carrying Average   Carrying  Average     Life   Carrying   Market   Average
                   Value    Yield     Value     Yield     Value    Yield     Value     Yield    in Years   Value     Value     Yield
                  ________ _______   ________  _________ ________ _________ ________  ________ _________ ________  _________ _______
                                                               (Dollars in Thousands)

U.S.
 Government
 and agency
 obligations....    $  --     .--%   $ 61,753    6.95%     $--      .--%    $   --      .--%      4.4    $ 61,753  $  61,678   6.95%
                    =====    ====    ========    ====      ===      ===     ======     ====       ===    ========  =========   ====
Corporate
 notes..........    $ 502    7.53%   $     --     .--%     $--      .--%    $  677     6.38%      6.3    $  1,179  $   1,182   6.87%
                    =====    ====    ========    ====      ===      ===     ======     ====       ===    ========  =========   ====


SUBSIDIARIES OF THE SAVINGS BANK
________________________________

The Savings Bank has six wholly owned subsidiaries, three of which are inactive. Of the active subsidiaries, one subsidiary, Alameda Advantage Corp. ("AAC"), is a limited partner in the partnership which owns the property used for the Savings Bank's executive and administrative offices. At September 30, 1995, the Savings Bank's investment in AAC amounted to $455,000.

Two of the subsidiaries, Home Fed Services, Inc. and HF Investors, Inc., were primarily established to offer annuities through the Savings Bank's branch system. At September 30, 1995, the Savings Bank's investment in these subsidiaries amounted to $386,000.

SOURCES OF FUNDS
________________

The Savings Bank's lending and investment activities are predominately funded by deposits, FHLB-NY advances, reverse repurchase agreements with primary government securities dealers, scheduled amortization and prepayments of its loan and investment portfolio, and funds provided by operations. Although not viewed as a primary source of funds, the Savings Bank will, from time to time, sell certain of the Savings Bank's mortgages and securities which have been designated as available for sale. The primary purpose of these sales has been to reduce the Savings Bank's interest rate risk position. Further, in fiscal year 1989, the Savings Bank began to utilize subordinated capital notes as an additional source of funds.

         DEPOSITS. Home Federal has a number of programs designed to attract both short-term and long-term savings from the general public by providing a wide assortment of accounts bearing interest rates consistent with federal regulations and market conditions. Included among these programs are savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA"), fixed rate and variable rate Individual Retirement and Keogh Accounts, fixed rate and variable rate certificates of deposit, and non-interest bearing demand accounts. Additionally, during the year ended September 30, 1994 Home Federal introduced its MarketSmart 5-year certificates of deposit which enable depositors to earn an annual percentage yield based on the changes in the Standard & Poor's ("S&P") 500 Composite Stock Price Index during each of the 5 year terms of the CD. The MarketSmart CD is also available to depositors as an individual retirement certificate of deposit. Included in deposits at September 30, 1995 is $2.5 million of MarketSmart CD deposit liabilities. The Savings Bank utilizes Stock Indexed Call options to hedge the risks associated with this product. The Savings Bank ceased offering the MarketSmart CD during the current fiscal year due to its inability to purchase Stock Indexed Call Options.

         Savings accounts (passbook or statement), which accounted for approximately 42.9% of the Savings Bank's total deposits at September 30, 1995, earned interest as of that date at an annual rate of 2.47% with an effective annual yield of 2.50%. Interest on savings accounts is compounded daily and credited quarterly. A savings account must have a balance of at least $50.00 to earn interest. At September 30, 1995, approximately 42.6% of all deposits were in certificate accounts with original maturities ranging from three months to seven years. Interest on certificate accounts of six months or less is based on simple interest and credited monthly. Interest on all other certificate accounts is compounded daily and credited quarterly. At September 30, 1995, approximately 5.9% of all deposits were in MMDAs which bear a fluctuating rate of interest that is reviewed regularly by the Savings Bank. Additionally, NOW accounts represented 6.7% of the Savings Bank's total deposits at September 30, 1995. Interest on NOW accounts is compounded daily and credited monthly. Non-interest bearing demand accounts represented 1.9% of the Savings Bank's total deposits at September 30, 1995.

         The following table sets forth the distribution of the Savings Bank's deposit accounts at the dates indicated and the weighted average interest rates on deposits at September 30, 1995.


                                                                     At September 30,
                                       _____________________________________________________________________
                       September 30,              1995                     1994                  1993
                                       _______________________ ________________________ ____________________
                           1995
                         Weighted
                          Average                      Percent                Percent                Percent
                          Nominal                        of                      of                     of
                           Rate           Amount      Deposits    Amount      Deposits     Amount   Deposits
                       _____________  _____________   ________ ____________   ________  ___________ ________
                                                               (Dollars in Thousands)
Non-interest bearing
 demand accounts.......      .--%      $     32,821     1.88%        34,110     1.91%   $    30,532    1.74%
NOW accounts...........     1.59            116,726     6.67        109,123     6.09         96,725    5.50
Variable rate money
 market deposit
 accounts..............     3.01            102,937     5.89        158,413     8.84        142,951    8.13
Regular savings and
 club accounts.........     2.47            751,374    42.96        878,591    49.04        966,645   54.98
                            ____       ____________    _____   ____________   ______    ___________   _____
                            2.34          1,003,858    57.40      1,180,237    65.88      1,236,853   70.35
                            ____       ____________    _____   ____________   ______    ___________   _____

Certificate accounts:
  With original
   maturities of:
     3 months..........     4.44             11,923      .68          8,015      .45          6,943     .39
     6 months..........     4.94             88,938     5.09         94,033     5.25         97,278    5.53
     7 months..........     5.20             34,179     1.95             --      .--             --     .--
    12 months..........     5.58            144,155     8.24        138,819     7.75        102,213    5.81
    13 months..........     5.71             56,120     3.21             --      .--            319     .02
    30 months..........     4.71             26,168     1.50         31,947     1.78         33,873    1.93
    36 months..........     5.26             14,328      .82         12,973      .72         10,566     .60
    48 months..........     5.33              4,535      .26          4,187      .23          3,293     .19
    60 months..........     6.37             88,075     5.04         59,115     3.30         59,020    3.36
  Other................     5.59             48,307     2.76         49,044     2.74         25,538    1.46
  IRA & Keogh..........     5.73            162,198     9.27        160,215     8.94        151,603    8.62
  Certificates
   $100,000 or
   greater.............     6.01             66,090     3.78         52,929     2.96         30,603    1.74
                            ____       ____________   ______   ____________   ______   ____________  ______
                            5.60            745,016    42.60        611,277    34.12        521,249   29.65
                            ____       ____________   ______   ____________   ______   ____________  ______
  Total deposits.......     3.73%      $  1,748,874   100.00%  $  1,791,514   100.00%  $  1,758,102  100.00%
                            ====       ============   ======   ============   ======   ============  ======



         The following table presents the deposit activity of the Savings Bank for the years indicated:

                                                                          September 30,
                                                      ___________________________________________________
                                                             1995              1994               1993
                                                      ______________    _______________    ______________
                                                                          (In Thousands)

Deposits...........................................   $    2,909,582    $     2,635,468    $    2,493,069
Withdrawals........................................       (3,011,924)        (2,658,499)       (2,538,233)
Deposit sales(1)...................................               --                 --           (39,297)
                                                      ______________    _______________    ______________
Deposits in excess of (less than)
 withdrawals.......................................         (102,342)           (23,031)          (84,461)
Interest credited..................................           67,670             56,443            59,799
Hamilton's net activity for the
 quarter ended December 31, 1994...................           (7,968)                --                --
                                                      ______________    _______________    ______________
Net increase (decrease) in deposits................   $      (42,640)   $        33,412    $      (24,662)
                                                      ==============    ===============    ==============

(1) Reflects deposits sold to another financial institution.


         The following table presents the weighted average nominal interest rates on certificate accounts outstanding at September 30, 1995 by periods of maturity.



                                      Percent of   Weighted                               Remaining maturity
                                     Certificates  Average     ____________________________________________________________________
                                       to Total    Nominal     6 months  6 months     1 year      3 years      5 years
      Quarter Ended           Amount   Deposits     Rate       or less   to 1 year  to 3 years  to 5 years   to 10 years    Total
      _____________           ______ ____________  ________    ________  _________  __________  __________   ___________   ________
                                                             (Dollars in Thousands)
December 31, 1995.......  $  158,348    21.25%      4.99%   $  158,348
March 31, 1996..........     145,726    19.56       5.40       145,726
June 30, 1996...........     104,537    14.03       5.77                $  104,537
September 30, 1996......     101,139    13.58       5.61                   101,139
December 31, 1996.......      27,443     3.68       5.48                            $   27,443
March 31, 1997..........      18,391     2.47       5.93                                18,391
June 30, 1997...........      24,158     3.24       6.10                                24,158
September 30, 1997......      16,598     2.23       5.74                                16,598
December 31, 1997.......      12,933     1.74       5.88                                12,933
March 31, 1998..........      23,876     3.20       6.31                                23,876
June 30, 1998...........      14,585     1.96       5.79                                14,585
September 30, 1998......      13,086     1.76       6.32                                13,086
December 31, 1998.......       8,870     1.19       5.32                                        $    8,870
March 31, 1999..........       5,711      .77       5.22                                             5,711
June 30, 1999...........      15,316     2.06       5.82                                            15,316
September 30, 1999......      11,184     1.50       5.73                                            11,184
December 31, 1999.......       7,920     1.06       6.69                                             7,920
March 31, 2000..........      12,330     1.66       7.14                                            12,330
June 30, 2000...........      17,717     2.38       7.09                                            17,717
September 30, 2000......       3,941      .53       5.83                                             3,941
December 31, 2000.......         730      .09       5.62                                                    $      730
March 31, 2001..........          17      .--       7.93                                                            17
December 31, 2001.......         460      .06       7.16                                                           460
                          __________   ______       ____    __________  __________  __________  __________  ___________ __________
                          $  745,016   100.00%      5.60%   $  304,074  $  205,676  $  151,070  $   82,989  $     1,207 $  745,016
                          ==========   ======       ====    ==========  ==========  ==========  ==========  =========== ==========


         At September 30, 1995, the Savings Bank had outstanding $66.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                     Quarter Ended                          Amount
                                     _____________                         ________
                                                                       (In Thousands)

                     December 31, 1995.......................           $     14,778
                     March 31, 1996..........................                  7,979
                     June 30, 1996...........................                  7,413
                     September 30, 1996......................                  6,985
                     December 31, 1996.......................                  3,354
                     March 31, 1997..........................                  1,576
                     June 30, 1997...........................                  1,572
                     September 30, 1997......................                    706
                     December 31, 1997.......................                  1,290
                     March 31, 1998..........................                  5,934
                     June 30, 1998...........................                    892
                     September 30, 1998......................                    674
                     December 31, 1998.......................                  1,241
                     March 31, 1999..........................                    328
                     June 30, 1999...........................                  1,682
                     September 30, 1999......................                  2,570
                     December 31, 1999.......................                  1,304
                     March 31, 2000..........................                  1,989
                     June 30, 2000...........................                  3,452
                     September 30, 2000......................                    371
                                                                        ____________
                                                                        $     66,090
                                                                        ============

         BORROWED FUNDS. Although deposits are the Savings Bank's primary source of funds, the Savings Bank's policy has been to utilize borrowed funds when they are a less costly source of funds or can be invested at a positive interest rate spread. These borrowings are generally short-term or variable rate and, therefore, present greater interest rate and liquidity risk to the Savings Bank. The Savings Bank attempts to manage this risk and utilizes off-balance sheet financial instruments to a limited extent to manage its risks.

         Home Federal obtains advances from the FHLB-NY upon the security of its residential mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         Home Federal also employs repurchase agreements as a means of borrowing funds. It is the Savings Bank's policy to enter into these agreements only with primary government dealers.

         At September 30, 1995, the Savings Bank had outstanding $190.2 million of fixed rate reverse repurchase agreements with a weighted average interest rate of 5.87% and remaining maturities of one to three months. The Savings Bank may substitute collateral in the form of U.S. Treasury or mortgage-backed certificates. At September 30, 1995, the borrowings were collateralized by FNMA, FHLMC, REMIC and non-agency pass-through certificates having a carrying value of approximately $204.9 million and a market value of approximately $198.7 million.

         At September 30, 1995, the Savings Bank had outstanding $4.7 million of flexible reverse repurchase agreements which are collateralized borrowings having interest rates of 7.85% and a stated remaining maturity of eight months. The Savings Bank may substitute collateral in the form of U.S. Treasury, GNMA, FNMA and FHLMC certificates. At September 30, 1995, the borrowings were collateralized by FNMA and FHLMC certificates having a carrying value of approximately $4.6 million and a market value of approximately $4.5 million.

         At September 30, 1995, the Savings Bank had outstanding $150.0 million of LIBOR-based variable rate reverse repurchase agreements with a weighted average interest rate of 5.90% and remaining maturities of six to eleven months. The Savings Bank may substitute collateral in the form of U.S. Treasury, GNMA, FNMA, FHLMC, REMIC, CMO or non-agency pass-through certificates rated no less than AA. At September 30, 1995, the borrowings were collateralized by FNMA, FHLMC, REMIC and non-agency pass-through certificates having a carrying value of approximately $162.0 million and a market value of approximately $158.0 million.

         On November 18, 1988, the Savings Bank issued $25.0 million in 10.95% (Series A Notes) and $5.0 million in 10.52% (Series B Notes) subordinated capital notes (collectively as the "Notes"). During the years ended September 30, 1991 and 1990, the Company repaid $6.0 million and $5.0 million, respectively, of its Series A Notes at prices substantially equal to its carrying value. Interest on the Notes is payable in semiannual installments. Principal on the Series A Notes and Series B Notes are payable in five annual installments of $2.8 million and $1.0 million, respectively, beginning on November 30, 1994 and ending on November 30, 1998. The first installment of $3.8 million was paid on November 30, 1994. As of September 30, 1995, the Savings Bank had $15.2 million of the Notes outstanding which are fully subordinated to savings deposit accounts and other general liabilities of the Savings Bank. Further, at September 30, 1995, $3.3 million of the Notes qualify as capital for purposes of meeting the regulatory risk-based capital requirements. The Notes are redeemable in whole or in part at the option of the Savings Bank, subject to regulatory approval, at any time. Deferred issuance costs are being amortized over the period to maturity of the notes.

         On February 3, 1989 the Savings Bank established a Mortgage-Backed Medium-Term Note, Series A (the "Medium-Term Notes") program. The
         Medium-Term Notes can be issued from time to time in designated principal amounts, up to a total remaining aggregate amount of $180.0 million, with interest rates to be established at the time of issuance, and with maturities to be set ranging from nine months to fifteen years from the date of issuance. No amounts were outstanding under this program at September 30, 1995.

         The following table sets forth certain information regarding borrowed funds for the dates indicated:


                                                                                   At September 30,
                                                                     _____________________________________
                                                                         1995         1994          1993
                                                                     ___________   __________   __________
                                                                                   (In Thousands)
Notes payable--fixed rate advances from the FHLB-NY:
  7.750% to 8.400%, due in 1994................................      $        --   $       --   $    2,857
  4.470% to 8.450%, due in 1995................................               --       27,500       17,500
  4.130% to 8.450%, due in 1996................................           22,375       22,375       17,375
  8.100%, due in 1997..........................................              375          375          375
                                                                     ___________   __________   __________
                                                                          22,750       50,250       38,107
                                                                     ___________   __________   __________
Notes payable--variable-rate advances from the FHLB-NY:
  3.138% to 3.700%, due in 1994................................               --           --       67,500
  4.813% to 6.125%, due in 1995................................               --      207,000           --
  5.883% to 6.625%, due in 1996................................          363,000           --           --
  5.000% to 5.986%, due in 1997................................           20,000       20,000       10,000
  4.813%, due in 1998..........................................               --       35,000           --
                                                                     ___________   __________   __________
                                                                         383,000      262,000       77,500
                                                                     ___________   __________   __________
Securities sold under agreements to repurchase:
 Fixed rate agreements:
    3.200%, due in 1994........................................               --           --       19,109
    4.860% to 5.300%, due in 1995..............................               --       90,191           --
    5.790% to 6.000%, due in 1996..............................          190,160           --           --
                                                                     ___________   __________   __________
                                                                         190,160       90,191       19,109
                                                                     ___________   __________   __________
Other collateralized borrowings:
 Fixed rate flexible reverse repurchase agreements:
    7.010% to 7.450%, due in 1994..............................               --           --       23,700
    7.850%, due in 1996........................................            4,700        4,700        7,700
                                                                     ___________   __________   __________
                                                                           4,700        4,700       31,400
                                                                     ___________   __________   __________
   Variable rate flexible reverse repurchase agreements:
    3.261% to 3.838%, due in 1994..............................               --           --      105,860
    5.793% to 6.025%, due in 1996..............................          150,000           --           --
                                                                     ___________   __________   __________
                                                                         150,000           --      105,860
                                                                     ___________   __________   __________
   Variable rate capped reverse repurchase agreements:
    3.920% to 4.250%, due in 1995..............................               --      150,000           --
                                                                     ___________   __________   __________

Subordinated capital notes, fixed rate - 10.84%:
  Due in 1995.................................................                --        3,800        3,800
  Due in 1996.................................................             3,800        3,800        3,800
  Due in 1997.................................................             3,800        3,800        3,800
  Due in 1998.................................................             3,800        3,800        3,800
  Due in 1999.................................................             3,800        3,800        3,800
                                                                     ___________   __________   __________
                                                                          15,200       19,000       19,000
                                                                     ___________   __________   __________
Treasury, tax and loan notes-callable, 5.75% and 5.19% at
 September 30, 1995 and 1994, respectively.....................            1,328          582           --
                                                                     ___________   __________   __________

Other (ESOP) prime rate, due in 2000...........................               --        2,174        2,717
                                                                     ___________   __________   __________
   Total borrowed funds........................................      $   767,138   $  578,897   $  293,693
                                                                     ===========   ==========   ==========

         The following table sets forth the maximum month-end balance, average balance and weighted average interest rate of short-term borrowings based on remaining maturities for the periods indicated. Average balances and rates are computed on the basis of daily balances.


                                                                         Year Ended September 30,
                                                             ____________________________________________
                                                                   1995            1994            1993
                                                             ____________    ____________    ____________
                                                                         (Dollars in Thousands)
FHLB-NY advances--due in one year or less:
  Maximum month-end balance.............................     $    385,375    $    234,500    $    113,811
  Balance at end of year................................          385,375         234,500          70,357
  Average balance.......................................          293,268         159,724          74,851
  Weighted average interest rate:
   On balance at end of year..........................               6.13%           5.44%           3.54%
   On average balance.................................               5.75%           4.29%           3.92%
Other borrowings--principally  reverse repurchase
 agreements, due in one year or less:
  Maximum month-end balance.............................     $    349,988    $    240,773    $     64,201
  Balance at end of year................................          349,988         240,773          42,809
  Average balance.......................................          259,685         110,480          36,424
  Weighted average interest rate:
   On balance at end of year..........................               5.96%           4.49%           5.25%
   On average balance.................................               5.72%           5.52%           5.97%
Total short-term borrowings:
  Maximum month-end balance.............................    $     735,363    $    475,273    $    164,554
  Balance at end of year................................          735,363         475,273         113,166
  Average balance.......................................          548,560         270,204         111,275
  Weighted average interest rate:
   On balance at end of year..........................               6.05%           4.96%           4.19%
   On average balance.................................               5.74%           4.79%           4.60%


MARKET AREA AND COMPETITION
___________________________

Home Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial services to its community. The Savings Bank, however, has substantial competition for both loans and deposits. The New York City metropolitan area has a high density of financial institutions, many of which are substantially larger and have substantially greater financial resources than the Savings Bank, and all of which are competitors of the Savings Bank to varying degrees. The Savings Bank faces significant competition, both in making mortgage and consumer loans and in attracting deposits. The Savings Bank's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies, insurance companies, and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and securities dealers. The Savings Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds.

The Savings Bank competes for loans principally through competitive pricing and the efficiency and quality of services it provides borrowers and their real estate brokers. It competes for deposits through pricing, service and by offering a variety of deposit accounts. New powers for thrift institutions provided by New York State and Federal legislation enacted in recent years have resulted in increased competition between savings banks and other financial institutions for both deposits and loans.

EMPLOYEES
_________

At September 30, 1995, Home Federal had 558 employees, including 164 part-time employees. The Savings Bank's employees are not represented by any collective bargaining group. The Savings Bank considers its employee relations to be excellent.


REGULATION
__________

         GENERAL. The Savings Bank is a member of the FHLB System and approximately 81.9% of its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). In addition, approximately 18.1% of its deposit accounts are insured by the Bank Insurance Fund ("BIF"). The Savings Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to examine whether the Savings Bank is in compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily to ensure the safe and sound operation of the Savings Bank for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the United States Congress could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS, and of the Securities and Exchange Commission ("SEC") under the Federal securities laws. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein.

FEDERAL SAVINGS INSTITUTION REGULATION
______________________________________


         BUSINESS ACTIVITIES. The activities of federal savings institutions are governed by the Home Owners Loan Act of 1933 as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations that have been issued pursuant to those statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, authority for certain types of loans, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a percentage of the institution's capital or assets. The description of statutory provisions and regulations applicable to savings and loan institutions set forth in this Form 10-K do not purport to be a complete description of such statutes and regulations and their effects on the Savings Bank.

         LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. The Savings Bank is generally not permitted, with certain exceptions, to make new loans to a single or related group of borrowers in excess of 15% of the Savings Bank's unimpaired capital and unimpaired surplus, plus up to an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included in the definition of "readily marketable collateral." At September 30, 1995, the maximum amount which Home Federal could loan to one borrower (and related entities) under the limit was approximately $23.6 million. At September 30, 1995, the Savings Bank's largest aggregate amount of loans to one borrower was $12.1 million.

         QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid extensive restrictions on their operations under the HOLA, as amended. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less
         (i) specified liquid assets up to 20% of total assets, (ii) specified intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage-related securities) on a monthly basis in at least 9 out of every 12 months.

         A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. If the savings institution does not convert to a bank charter, it generally will be prohibited from: (i) making any new investment or engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the institution's home state. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as can be prudently done consistent with safe and sound operation of the institution.

         At September 30, 1995, the Savings Bank met the test with qualified thrift investments equal to approximately 84.0% of its tangible assets, and has always met the test since its effectiveness.

         LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon all capital distributions by savings institutions, such as dividends, payments to repurchase or otherwise acquire their shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, to the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval.

         The Savings Bank is a Tier I institution. In the event the Savings Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, federal law prohibits the Savings Bank from making any capital distribution if, after the distribution, the Savings Bank would have: (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier I risk-based capital ratio of less than 4.0%, or
         (iii) a leverage capital ratio of less than 4.0% (3.0% in the event the Savings Bank was assigned a 1 MACRO rating, the highest examination rating of the OTS for rating institutions).

         LIQUIDITY. The Savings Bank is required, for each calendar month, to maintain an average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member savings institutions, and currently is 5%. OTS regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less during the preceding calendar month. For the month of September 1995, the Savings Bank was in compliance with the OTS liquidity requirements, having an average daily liquidity ratio and a short-term liquidity ratio of 5.28%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirement.

         ASSESSMENTS. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Savings Bank's total assessment for the fiscal year 1995 was approximately $.4 million.

         TRANSACTIONS WITH RELATED PARTIES. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with Home Federal, including the Company and the Savings Bank's subsidiaries), or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Loans and certain other extensions of credit are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates, or the receipt of such assets as collateral, is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated individuals or entities. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may invest in the securities of any affiliate other than a subsidiary.

         The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, are currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as to those offered to unaffiliated individuals which involve no more than the normal risk of collectibility, place limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and require certain approval procedures to be followed. The Savings Bank is currently in compliance with such regulations. The OTS regulations, with minor variances, apply Regulation O to savings institutions.

         ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against any savings institution and all
         "institution-related parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range from $5,000 per day to $1.0 million per day for a finding of knowing or reckless disregard causing substantial loss to the savings institution. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements. Possible enforcement action ranges from the requirements of an approved capital plan and the imposition of a directive, to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies are expected to adopt a proposed rule that proposes asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

         REGULATORY CAPITAL REQUIREMENT. The Savings Bank is required to meet minimum capital standards, promulgated by the OTS, having three components: a leverage limit or "core capital" requirement, a "tangible capital" requirement, and a "risk-based capital" requirement. The OTS regulations require that in meeting the leverage ratio, tangible, and risk-based capital standards, the institution must deduct investments in and loans to subsidiaries engaged in certain activities not permissible for national banks.

         The leverage limit requires a savings institution to maintain "core capital" in an amount not less than 3% of adjusted total assets. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less intangibles other than certain qualifying servicing rights. The tangible capital requirements call for "tangible capital" in an amount not less than 1.5% of adjusted total assets. Tangible capital is defined as core capital less any intangible assets other than qualifying servicing rights.

         Generally, savings institutions with a leverage ratio (core capital) of less than 4.0% will be deemed "undercapitalized" under the prompt corrective rule and, therefore, the leverage ratio has effectively been increased to 4.0%. (See Prompt Corrective Action Regulations.)

         The risk-based capital requirement calls for an institution to maintain capital in an amount not less than 8% of its risk weighted assets. Under the risk-based capital standards, assets are categorized and assigned risk weights by the regulation so that assets which are deemed to involve a greater credit risk require more capital than assets with less credit risk. Risk-based capital may include two components, core and supplementary. Core capital is as defined previously. Supplementary capital may be included in an amount up to 100% of core capital. The components of supplementary capital may include cumulative preferred stock, long-term preferred stock, mandatory convertibles securities, subordinated debt and intermediate preferred stock and general allowance for loan and lease losses. General allowance for loan and lease losses allowable in supplementary capital is limited to a maximum of 1.25% of risk-adjusted assets.

         In August 1993, the OTS adopted a final rule incorporating an interest rate risk component into the existing risk-based capital standard. Under the final rule, savings institutions with "above normal" interest rate risk exposure are subject to a deduction for total capital for purposes of calculating risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk- based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institutions measured interest rate risk and 2.0%, multiplied by the estimated economic value of the institutions assets. The dollar amount is deducted from an institutions total capital in calculating compliance with its risk-based capital requirement. The rule provides that the director of the OTS may waive or defer an institution's interest rate risk component on a case-by -case basis. For the present time, the OTS has delayed implementation of the automatic capital deduction of the interest rate risk component. The Savings Bank's risk-based capital requirement would not have been materially affected based on interest rate risk at September 30, 1995. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital contained in the 1995 Annual Report to Shareholders.)

         PROMPT CORRECTIVE REGULATORY ACTION. Federal law established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, Federal banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization.

         Under the OTS rules, generally a savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or Tier 1 risk-based ratio that is less than 4.0% would be considered to be "undercapitalized." A savings institution that has risk-based capital less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio that is less than 3.0% would be considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% would be deemed to be "critically undercapitalized."

         The rules require any institution to file a capital restoration plan with the OTS within 45 days of the date it is deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Any institution that is "undercapitalized" or worse is prohibited from capital distributions and paying management fees and is subject to growth limits. "Substantially undercapitalized" institutions and "critically undercapitalized" institutions are subject to greater mandatory or discretionary restrictions such as limits on activities, replacement of officers or directors and forced merger. Generally, subject to a narrow exception, Federal banking regulators are required to appoint a receiver or conservator for an institution that is critically undercapitalized.

         INSURANCE OF DEPOSIT ACCOUNTS. Approximately 81.9% of the deposits of the Savings Bank are presently insured by the SAIF. The remaining 18.1% of the Savings Bank's deposits are insured by the BIF, the deposit insurance fund that covers most commercial bank deposits. Under federal law, both the SAIF and BIF are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. The average assessment rate for both SAIF and BIF deposits was between 24 and 25 basis points. The BIF presently meets the required reserve ratio, whereas the SAIF is not expected to meet or exceed the required level until 2002, at the earliest. The situation is primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

         In view of the BIF's achieving the 1.25% ratio, the FDIC adopted a new assessment rate schedule of 4 to 31 basis points for BIF deposits for the second half of 1995. Under that schedule, approximately 91% of BIF members pay the lowest assessment rate of 4 basis points. Most recently, the FDIC has voted to reduce the BIF assessment schedule further for the first half of calendar year 1996 so that most BIF members will pay the statutory minimum semiannual assessment of $1,000. With respect to SAIF deposits, the FDIC adopted a final rule retaining the existing assessment rate schedule applicable to SAIF deposits of 23 to 31 basis points. As long as the premium differential continues, it may have adverse consequences for the Savings Bank, since its deposit base is primarily SAIF-insured. Such consequences may include reduced earnings and an increase in the cost of raising funds in the capital markets. In addition, SAIF members, such as the Savings Bank, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         Legislation is pending in the United States Congress to mitigate the effect of the BIF/SAIF premium disparity. Under the legislation a special assessment would be imposed on the amount of SAIF deposits held by institutions, including the Savings Bank, to recapitalize the SAIF fund. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 85 to 90 basis points of insured deposits. The legislation would also require that the BIF and the SAIF be merged by January 1, 1998, provided that subsequent legislation is enacted requiring savings associations to become banks, and that the FICO payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Savings Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such a fee will be enacted, or, if enacted, the amount of any special assessment or when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge.

         A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank. Based on the Savings Bank's deposit insurance assessment base as of September 30, 1995, an 85 to 90 basis point fee to recapitalize the SAIF would result in a $12.2 million to $13.0 million payment.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         THRIFT RECHARTERING LEGISLATION. Bills have been introduced into the United States Congress which would eliminate the Federal Thrift Charter. These bills would require that all federal savings associations convert to national banks or state banks by no later than January 1, 1998 and would treat all state savings associations as state banks as of that date. All savings and loan holding companies would become bank holding companies under the legislative proposals and would be subject to the activities restrictions (with some activities temporarily grandfathered) applicable to bank holding companies. The legislative proposals would also abolish the OTS; savings associations would be regulated by the bank regulators depending upon the type of bank charter selected. The Board of Governors of the Federal Reserve Board would be responsible for the regulation of holding companies. Management cannot predict whether or when this legislation will be enacted. However, any such future legislation could eliminate the Institution's ability to engage in certain activities and otherwise disrupt operations. See "Taxation."

         FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB System which consists of 12 regional FHLB Banks. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock of the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB-NY, whichever is greater. The Savings Bank is in compliance with this requirement, with an investment in FHLB-NY stock of $20.3 million at September 30, 1995. FHLB advances are required to be secured by specific types of collateral and long-term advances may be obtained primarily for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds out of their earnings for the resolution of insolvent thrifts and to allocate funds for affordable housing programs. The requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended September 30, 1995 dividends from the FHLB-NY to the Savings Bank amounted to $1.4 million, or 4.4%, of the Savings Bank's pre-tax income. If dividends were reduced, or interest on FHLB advances increased, the Savings Bank's net interest income would likely also be reduced. Further, there can be no assurance that future legislation involving the FHLB's will not also cause a decrease in the amount of dividends or in the value of the FHLB-NY stock held by the Savings Bank.

         FEDERAL RESERVE SYSTEM. Although the Savings Bank is not a member of the Federal Reserve System, it is subject to FRB regulations which require it to maintain non-interest earning reserves against certain of its transaction accounts (primarily NOW and regular checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Savings Bank's cost of funds. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank. The FRB regulations generally require that reserves of 3% must be maintained against net transaction accounts of $54.0 million or less (subject to annual adjustment by the FRB) and an initial reserve of $1.62 million plus 10% at December 20, 1994, (subject to adjustment by the FRB between 8% and 14%) against that portion of net transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the FRB) are exempt from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. The Savings Bank is in compliance with the foregoing requirements.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to be registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. Among other things, the OTS has enforcement authority which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Savings Bank must notify the OTS 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to meet the QTL test. Upon any acquisition by the Company, which would be subject to prior regulatory approval, of another qualifying institution except for a supervisory acquisition, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. In general, such holding company would be limited primarily to activities permissible for bank holding companies under the Bank Holding Company Act and activities in which multiple savings and loan holding companies were authorized by regulation to engage on March 5, 1987. Such activities include, without limitation, mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS. Further, savings and loan holding companies must receive OTS approval prior to acquiring another savings association by merger, consolidation or purchase of assets. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Although the conditions imposed upon acquisitions in those states which have enacted such legislation vary, most such statutes are of the "regional reciprocity" type which require both that the acquiring holding company be located (as defined by the location of its subsidiary savings institutions) in a state within a defined geographic region and that the state in which the acquiring holding company is located have enacted reciprocal legislation allowing savings institutions in the target state to purchase savings institutions in the acquiror's home state on terms no more restrictive than those imposed by the target state on the acquiror. Some states authorize acquisition by out-of-state holding companies only in supervisory cases, and certain states do not authorize interstate acquisition under any circumstances.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of a Federally- insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. "Control" is defined for this purpose as the power, directly or indirectly, to direct the management or policies of an institution or to vote 25% or more of any class of voting securities of a savings institution. In addition, existing regulations established various presumptions of control, which, among other things, generally contemplate that ownership of more than 10% of any class of voting securities of an insured savings institution (when combined with certain other control factors) constitute control.

         On May 14, 1991, Mr. Patrick E. Malloy, III, Chairman of the Board of the Company, and Mr. Michael A. McManus, Jr., President and Chief Executive Officer of the Company, received approval from the OTS of the application they had filed to acquire up to 20% of the outstanding common stock of the Company. As of September 30, 1995, Messrs. Malloy and McManus beneficially owned a total of 11.3% of the outstanding common stock of the Company.

         Josiah T. and Valer Austin are in the process of filing a change in control application with the OTS as a result of their percentage ownership. They are requesting permission to increase their ownership up to 20%. As of September 30, 1995, Mr. and Mrs. Austin beneficially own a total of 10.3% of the outstanding common stock.

TAXATION
________

         FEDERAL. New York Bancorp files a calendar year consolidated Federal income tax return with its subsidiary, Home Federal, and reports the income and expenses using the accrual method of accounting.

         Savings institutions are generally taxed in the same manner as other corporations. However, unlike other corporations, qualifying savings institutions such as Home Federal are allowed to establish a reserve for bad debts and are permitted to deduct additions to that reserve for each tax year. For purposes of computing the deductible addition to the Savings Bank's bad debt reserve, the loans are separated into "qualifying real property loans" (in general, loans secured by interests in improved real property) and all other loans ("non-qualifying loans"). The deduction with respect to qualifying real property loans may be determined using the most favorable of the following two methods: (i) a method based on the institution's actual loss experience (the "experience method"), or (ii) a method based on a specified percentage of the institution's taxable income (the "percentage of taxable income method"). The addition to the reserve for non-qualifying loans must be computed under the experience method. The net effect of this special bad debt deduction is that the maximum effective Federal income tax rate on income, computed without regard to actual bad debts and certain other factors, for qualifying institutions using the percentage of taxable income method is 32.2%, exclusive of any minimum or environmental tax, as compared to the generally applicable maximum corporate Federal income tax rate of 35.0%. The Savings Bank used the experience method for 1993 and percentage of taxable income method in calendar years 1994, 1992 and 1991. During the same four year period, Hamilton used the percentage of taxable income method. Each tax year, the Savings Bank selects the most favorable method to calculate the deduction with respect to an addition to the tax bad debt reserve.

         The amount of the bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the full deduction is available only if at least 60% of the savings institution's assets fall within certain designated categories. Second, under the percentage of taxable income method, the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equals the amount by which 12% of the sum of the total deposits or withdrawable accounts of depositors at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year does not exceed 6% of such loans outstanding at the time. Fourth, a savings institution that computes its bad debt deduction using the percentage of taxable income method and files its Federal income tax return as part of a consolidated group, as Home Federal does, is required to reduce proportionately its bad debt deduction for losses attributable to activities of nonsavings institution members of the consolidated group that are "functionally related" to the savings institution member. (The savings institutions member is permitted, however, to proportionately increase its bad debt deduction in subsequent years to recover any such reduction to the extent the nonsavings institution members realize income in future years from their "functionally related" activities.)

         As of December 31, 1994, the Savings Bank's bad debt reserve for Federal income tax purposes totaled approximately $28.7 million. To the extent that (i) the Savings Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Savings Bank makes a distribution to the Company, as its sole shareholder, that is considered to result in a withdrawal from that excess bad debt reserve, then the amount considered withdrawn from the reserve will be included in Home Federal's taxable income. The amount considered to be withdrawn from the reserve and included in income will equal the amount actually distributed plus the amount necessary to pay the tax with respect to the withdrawal.

         Dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for Federal income tax purposes, however, will not be considered to result in withdrawals from the Savings Bank's bad debt reserves. Dividends in excess of Home Federal's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation of Home Federal will be considered to result in withdrawals from Home Federal's bad debt reserves for this purpose.

         Legislation is pending before the United States Congress that would generally repeal, effective for taxable years beginning after 1995, the above-described bad debt deduction rules available to thrift institutions such as the Savings Bank, but would generally retain the experience method for thrift institutions having assets with average adjusted bases of $500 million or less. The proposed tax legislation would not require the recapture of bad debt reserve deductions taken prior to 1988 which amounted to $28.4 million, but would require the recapture of the bad debt reserve deductions taken by an affected thrift institution after 1987 which amounted to $.3 million. The balance of pre-1988 bad debt reserves would continue to be subject to provisions of present law referred to above that require recapture in the case of certain excess distributions to shareholders. Bad debt reserve deductions required to be recaptured would generally be taken into account ratably over the six-taxable year period beginning with the first taxable year beginning after December 31, 1995. However, if an institution maintains its residential loans at a level equal to the average level of such loans for a period preceding 1995, the institution would be permitted to defer recapture of its reserves until 1998. The Savings Bank is not able to predict whether or in what form the proposed tax legislation will be enacted or the effect that such enactment would have on the Savings Bank's Federal income tax liability. In addition, there may be an impact on the state and city income tax liability as a result of enactment of the proposed legislation.

         STATE AND LOCAL. The Savings Bank files combined New York State franchise and New York City financial corporation tax returns with its subsidiaries and New York Bancorp on a calendar year basis.

         The New York State and City taxes on banking corporations are each imposed in an annual amount equal to the greater of (i) 9% of the Savings Bank's "Entire Net Income" allocable to New York State (and to New York City for purposes of the City tax) during the taxable year; or
         (ii) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (i) a percentage (.01%, .004%, or .002%, for the New York State tax, depending upon the nature and mix of the Savings Bank's assets and on the ratio of its net worth to the average value of its assets, and .01% for the New York City tax) of the average value of the Savings Bank's assets allocable to New York State (and to New York City for the City tax) with certain modifications;
         (ii) 3% of the Savings Bank's "Alternative Entire Net Income" allocable to New York State (and to New York City for the City tax); or (iii) a minimum tax. In addition to the foregoing, the New York State Tax Law also imposes a 17% metropolitan surcharge on the portion of the New York State franchise tax otherwise payable which is attributable to the Savings Bank's activities in New York City and in several other New York counties.

         Further, beginning in calendar year 1990, New York State Tax Law also imposes a temporary surcharge equal to 15% of that portion of the New York State franchise tax otherwise payable. The surcharge rate is reduced to 12 1/2% for tax years ending after June 30, 1994 and before July 1, 1995, 7 1/2% for tax years ending after June 30, 1995 and before July 1, 1996, and 2 1/2% for tax years ending after June 30, 1996 and before July 1, 1997.

         As a Delaware business corporation, New York Bancorp is required to file annual returns with and pay annual fees to the Secretary of the State of Delaware. The Company is also subject to a minimal annual Delaware franchise tax.

         New York State and New York City also allow a bad-debt deduction for thrift institutions, such as the Savings Bank, provided the same method is used for the thrift's federal tax return. The legislation pending in the United States Congress could result in the elimination of this deduction, and a recapture of at least a portion of the Savings Bank's bad debt reserves for state and local income tax purposes. If the state and local bad debt recapture is made at the income tax rates currently in effect, the Company could have a charge to future earnings of approximately $5.0 million on an after tax basis.

SUPPLEMENTAL ITEM

The following table sets forth certain information regarding executive officers of the Company, at October 1, 1995, who are not also directors.


         Name               Age                  Position Held
         ____               ___                  _____________

Robert J. Anrig             47        First Vice President, Lending
Carmine Bracco              57        First Vice President, EDP and Operations
Dennis Hodne                49        First Vice President, Retail Banking
Richard F. Rothschild       48        First Vice President, Marketing
Edward J. Steube            51        First Vice President, Business Development


Robert J. Anrig has been First Vice President, Lending of the Company and the Savings Bank since May 1992. From April 1990 to May 1992 Mr. Anrig served as a business and real estate consultant in Long Island, New York. From August 1989 to March 1990 Mr. Anrig served as President and CEO of Riverhead Savings Bank.

Carmine Bracco became First Vice President, EDP and Operations of the Company and the Savings Bank on October 1, 1995. From December 1993 to October 1995, Mr. Bracco served as Vice President, Internal Audit of the Savings Bank. From May 1988 to May 1992, Mr. Bracco served as Senior Vice President, Internal Audit, and from May 1992 to December 1993 as Senior Vice President, Financial Services for National Westminster Bank.

Dennis Hodne became First Vice President, Retail Banking of the Company and the Savings Bank on October 1, 1995. Previously, from January 1995 through September 1995 he was First Vice President, Strategic Planning for the Company and the Savings Bank. From September 1992 to January 1995 Mr. Hodne served as Senior Vice President, Retail Banking for Hamilton Federal Savings Bank. From 1988 to September 1992 Mr. Hodne served as Senior Vice President, Branch Administrator for Crossland Savings Bank.

Richard F. Rothschild became First Vice President, Marketing of the Company and the Savings Bank on October 1, 1995. Previously, from 1987 through 1995 he served as First Vice President, Banking Services of the Savings Bank and was named to the similar position in New York Bancorp when it became a publicly traded company in February 1988.

Edward J. Steube has been First Vice President, Business Development of the Company and the Savings Bank since September 1992. From 1982 to September 1992, Mr. Steube served as Vice President for Kidder, Peabody & Co., Inc.

ITEM 2 - PROPERTIES

The Savings Bank conducts its business through twenty-seven full-service branch offices, six loan production offices, an operations center and one executive office located in Kings, Queens, Nassau, Westchester, Richmond, and Suffolk
Counties. The following table sets forth information relating to each of the Savings Bank's offices at September 30, 1995. The total net book value of the Savings Bank's premises and equipment at September 30, 1995 was $12.9 million.


                                                                     Date            Lease             Net
                                                      Owned         Leased         Expiration      Book Value
                                                        or            or           Including           at
Location                                              Leased       Acquired         Options      Sept. 30, 1995
________                                              ______       ________        __________    ______________
                                                                                                 (In Thousands)
Branch Offices:
   70-01 Forest Avenue, Ridgewood, NY (1).........    Owned          1949              --          $   1,086
   70-24 Myrtle Avenue, Glendale, NY..............    Owned          1976              --                545
   83-24 Woodhaven Blvd., Glendale, NY............    Leased         1991            2038                820
   155-14 Cross Bay Blvd., Howard Beach, NY.......    Leased         1974            1999                368
   248-40 Northern Blvd., Little Neck, NY.........    Owned          1963              --                553
   145-15 243rd Street, Rosedale, NY..............    Owned          1961              --                347
   7401 13th Avenue, Brooklyn, NY.................    Owned          1979              --              1,037
   413 86th Street., Brooklyn, NY (1).............    Owned          1948              --                676
   9502 3rd Avenue, Brooklyn, NY..................    Leased         1991           2,000                 76
   420 Court Street, Brooklyn, NY.................    Owned          1930              --                700
   2123 Avenue U, Brooklyn, NY....................    Leased         1990            1998                 85
   179 Avenue U, Brooklyn, NY.....................    Owned          1973              --                155
   6501 11th Avenue, Brooklyn, NY.................    Owned          1976              --                859
   195 Rockaway Avenue, Valley Stream, NY.........    Leased         1974            1999                134
   210 Mineola Blvd., Mineola, NY (1).............    Leased         1992            2007                233
   41 Forest Avenue, Glen Cove, NY................    Leased         1992            2007                475
   35 Merrick Avenue, Merrick, NY 11566...........    Owned          1978              --                550
   77 Lincoln Avenue, Rockville Centre, NY........    Leased         1992            2007                136
   155 East Main Street, Huntington, NY...........    Owned          1992              --                444
   143 Alexander Avenue, Lake Grove, NY...........    Leased         1992            2015                 39
   46 E. Hoffman Avenue, Lindenhurst, NY..........    Leased         1994            2009                190
   800 Montauk Highway, Shirley, NY...............    Leased         1992            2000                 45
   356 Middle Country Road, Coram, NY.............    Leased         1992            2003                 62
   62 South Ocean Avenue, Patchogue, NY (1).......    Owned          1992              --              1,026
   366 Route 25A, Rocky Point, NY.................    Leased         1992            2003                 36
   43 Main Street, Westhampton Beach, NY..........    Owned          1992              --                433
   985 Richmond Avenue, Staten Island, NY.........    Leased         1995            2015                251
Loan Production Offices:
   241-02 Northern Blvd., Douglaston, NY..........    Leased         1989            1999                205
   One Depot Plaza, Mamaroneck, NY................    Leased         1986            1996                 24
Executive Office:
   241-02 Northern Blvd., Douglaston, NY..........    Leased         1989            1999                795
Operations Center:
   100 Jericho Quadrangle, Jericho, NY............    Leased         1993            2002                466
                                                                                                   _________
                                                                                                   $  12,851
                                                                                                   =========

_____________
(1)  Loan Centers are also located at these locations.


ITEM  3 -     LEGAL PROCEEDINGS

On July 1, 1994, a purported class action complaint was filed in the Delaware Chancery Court on behalf of the shareholders of Hamilton by Adar Equities, Ltd. as plaintiff, naming, among others, New York Bancorp as a defendant. An identical complaint was filed by the Serious Software Corporation on July 7, 1994 in the Delaware Chancery Court. Plaintiffs allege that certain directors and senior officers of Hamilton breached their fiduciary duties to Hamilton shareholders. New York Bancorp is alleged to have aided and abetted this breach by allegedly providing them the promise of continued employment and monetary incentives in exchange for entering into a merger agreement. Plaintiffs claimed that if the Merger was approved by shareholders of New York Bancorp and Hamilton, the consideration that Hamilton shareholders would receive in exchange for their Hamilton common stock would be "grossly inadequate." Plaintiffs sought various remedies, including an injunction to prevent the consummation of the Merger and compensatory damages in an unspecified amount. On September 19, 1994, defendants moved to dismiss the complaints on the ground that they fail to state a claim upon which relief could be granted.

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



                                     PART II


ITEM 5 -      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The information contained on the back cover page of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 -      SELECTED FINANCIAL DATA

The information contained on page 9 of the 1995 Annual Report to Shareholders under the caption "Selected Consolidated Financial & Other Data" is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information contained on pages 10 through 20 of the 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8 -      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and the Independent Auditors' Report appearing on pages 21 through 48 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III

ITEM 10 -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 4 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 23, 1996 under the caption "Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" is incorporated herein by reference.

ITEM 11 -     EXECUTIVE COMPENSATION

The information contained on pages 9 through 16 (excluding the Stock Performance Graph and Report of the Compensation Committee on Executive Compensation) of the Proxy Statement for the Annual Meeting of Shareholders to be held January 23, 1996 under the captions "Directors Compensation" and "Executive Compensation" is incorporated herein by reference.

ITEM 12 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 23, 1996 under the caption "Security Ownership of Certain Beneficial Owners" is incorporated herein by reference.

ITEM 13 -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 17 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 23, 1996 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.

                                     PART IV



ITEM 14 -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS
____________________

The following financial statements are included in the Company's Annual Report to Shareholders for the year ended September 30, 1995, portions of which are attached as an exhibit to this report:

         - Consolidated Statements of Financial Condition at September 30, 1995 and 1994
         - Consolidated Statements of Income for each of the years in the three-year period ended September 30, 1995
         - Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended September 30, 1995
         - Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1995
         - Notes to Consolidated Financial Statements
         - Independent Auditors' Report

FINANCIAL STATEMENT SCHEDULES
_____________________________

Financial statement schedules are omitted because they are not required or because the required information is set forth in the consolidated financial statements or notes thereto.

EXHIBITS
________

The following exhibits are either filed as part of this report or are incorporated herein by reference to documents previously filed by the Company with the SEC.

       Exhibit
       Number                            Description
       _______                           ___________
        3.1          Certificate of Incorporation of New York Bancorp Inc., as
                     amended(9)
        3.2          Bylaws of New York Bancorp Inc., as amended(7)
       10.2          New York Bancorp Inc. Incentive Stock Option Plan(2)
       10.3          New York Bancorp Inc. Option Plan for Outside Directors(3)
       10.4          Home Federal Savings Bank Management Recognition Plan and
                     Trust(1)
       10.8          Home Federal Savings Bank Employee Stock Purchase Plan(4)
       10.9          New York Bancorp Inc. 1990 Incentive Stock Option Plan(5)
       10.10         New York Bancorp Inc. 1990 Option Plan for Outside
                     Directors(6)
       10.13         Home Federal Savings Bank Supplemental Executives Benefit
                     Plan, as
                     amended(9)
       10.14         Home Federal Savings Bank Deferred Compensation Plan, as
                     amended(9)
       10.17         New York Bancorp Inc. 1993 Long-Term Incentive Plan(7)
       10.18         New York Bancorp Inc. 1993 Stock Option Plan for Outside
                     Directors(8)
       11            Statement re:  computation of per share earnings
       13            Portions of New York Bancorp Inc.'s Annual Report to
                     Shareholders for the fiscal year ended September 30, 1995
                     incorporated herein by reference
       22            Subsidiaries of the New York Bancorp Inc.
       24            Consent of KPMG Peat Marwick LLP
       27            Financial Data Schedule

(1) Incorporated by reference to Exhibits filed with Registration Statement on Form S-1, No. 33-16369
(2) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23468
(3) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23478
(4) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1989 Form 10-K
(5) Incorporated by reference to Annex A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(6) Incorporated by reference to Annex B of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(7) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1992 Form 10-K
(8) Incorporated by reference to Exhibit A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 25, 1994
(9) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1994 Annual Report on Form 10-K



REPORTS ON FORM 8-K
___________________

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEW YORK BANCORP INC.


                                            By:   /s/ Michael A. McManus, Jr.
                                                  ______________________________
                                                    Michael A. McManus, Jr.
                                                    President and
                                                    Chief Executive Officer

                                            Date:   December 14, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.


       /s/ Patrick E. Malloy, III                    /s/ Ronald H. McGlynn
     ______________________________________        _____________________________
        Patrick E. Malloy, III                       Ronald H. McGlynn
        Chairman of the Board                        Director


      /s/  Stan I. Cohen                            /s/  Michael A. McManus, Jr.
     ______________________________________        _____________________________
        Stan I. Cohen                                Michael A. McManus, Jr.
        Director, Senior Vice President,             Director, President
         Controller and Secretary                    and Chief Executive Officer


      /s/  Geraldine A. Ferraro                     /s/  Walter R. Ruddy
     ______________________________________        _____________________________
        Geraldine A. Ferraro                         Walter R. Ruddy
        Director                                     Director


      /s/  Peter D. Goodson                         /s/  Robert A. Simms
     ______________________________________        _____________________________
        Peter D. Goodson                             Robert A. Simms
        Director                                     Director



      /s/  John E. D. Grunow, Jr.
     ______________________________________
        John E. D. Grunow, Jr.
        Director