Form 10-Q
period 1995-12-31
NEW YORK BANCORP INC
filed 1996-02-07
CIK 820068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:              December 31, 1995
                            __________________________

Commission File Number               1-11684
                            __________________________


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

                                                 Yes   X     No
                                                     ______     ______


   Number of shares of common stock, par value $.01 per share, outstanding as of January 31, 1996: 11,935,259.

                             NEW YORK BANCORP INC.
                                   FORM 10-Q
                                     INDEX



PART I - FINANCIAL INFORMATION                                       Page
______________________________                                       ____

  Item 1.   Financial Statements:

            Consolidated Statements of Financial Condition as
            of December 31, 1995 and September 30, 1995               4

            Consolidated Statements of Income for the Three
            Months ended December 31, 1995 and 1994                   5

            Consolidated Statement of Changes in Shareholders'
            Equity for the Three Months ended December 31, 1995       6

            Consolidated Statements of Cash Flows for the
            Three Months ended December 31, 1995 and 1994           7 -  8

            Notes to Consolidated Financial Statements              9 - 12

            Independent Auditors' Review Report                       3

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    13 - 23



PART II - OTHER INFORMATION
___________________________

  Item 1.   Legal Proceedings                                         24

  Item 2.   Changes in Securities                                     24

  Item 3.   Defaults Upon Senior Securities                           24

  Item 4.   Submission of Matters to a Vote of Security Holder        24

  Item 5.   Other Information                                         25

  Item 6.   Exhibits and Reports on Form 8-K                          25

  Signature Page                                                      26

KPMG Peat Marwick LLP

  345 Park Avenue
  New York, NY 10154




                    Independent Auditors' Review Report
                    ___________________________________



To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of December 31, 1995, and for the three month periods ended December 31, 1995 and 1994 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Effective October 1, 1995 the Company adopted provisions of Statement of Accounting Standards No. 114 (Accounting by Creditors for Impairment of a Loan), No. 118 (Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures) and No. 122 (Accounting for Mortgage Servicing Rights).

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of New York Bancorp Inc. and Subsidiary as of September 30, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30,
1995, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                      KPMG Peat Marwick LLP

January 18, 1996




                     NEW YORK BANCORP INC. AND SUBSIDIARY
          ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       December 31, September 30,
                                                           1995         1995
                                                       ____________ _____________
ASSETS
Cash and due from banks..............................   $   30,284    $  31,189
Money market investments.............................       11,400       13,915
Trading account securities...........................           --        2,003
Investment in debt and equity securities, net:
  Held to maturity (estimated market value of
   $1,181 and $21,107 at December 31, 1995
  and September 30, 1995, respectively)..............        1,178       21,179
  Available for sale.................................       55,107       46,273
Mortgage-backed securities, net:
  Held to maturity (estimated market value of
   $571,730 and $637,503 at December 31,
  1995 and September 30, 1995, respectively).........      584,431      664,726
 Available for sale..................................      266,815      206,794
Federal Home Loan Bank stock.........................       23,056       20,288
Loans receivable, net:
  First mortgage loans...............................    1,394,408    1,389,776
  Other loans........................................      288,209      296,439
                                                        __________    _________
                                                         1,682,617    1,686,215
  Less allowance for possible loan losses............      (20,723)     (21,272)
                                                        __________    _________
   Total loans receivable, net.......................    1,661,894    1,664,943
Accrued interest receivable..........................       21,607       21,723
Premises and equipment, net..........................       12,650       12,851
Other assets.........................................       26,866       25,708
                                                        __________   __________
   Total assets......................................   $2,695,288   $2,731,592
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits..........................................    $1,757,211   $1,748,874
  Borrowed funds.....................................      729,492      767,138
  Mortgagors' escrow payments........................       10,997       16,520
  Accrued expenses and other liabilities.............       40,363       42,674
                                                        __________   __________
   Total liabilities.................................    2,538,063    2,575,206
                                                        __________   __________
Commitments, contingencies and contracts (note 4)
SHAREHOLDERS' EQUITY (NOTES 4 AND 5):
  Preferred stock, $.01 par value, 2,000,000 shares
   authorized; none issued...........................           --          --
  Common stock, $.01 par value, 30,000,000 shares
   authorized;  14,746,850  shares issued at December
   31, 1995 and September 30, 1995; 11,878,974 and
   12,138,974 shares outstanding at December 31,
   1995 and September 30, 1995, respectively.........          147          147
  Additional paid-in capital.........................       63,575       63,575
  Retained earnings, substantially restricted........      131,060      125,593
  Treasury stock, at cost, 2,867,876 and 2,607,876
   shares at December 31, 1995 and September 30,
   1995, respectively                                      (39,072)     (33,740)
  Unrealized appreciation on securities
   available for sale, net of tax effect.............        1,515          811
                                                        __________   __________
    Total shareholders' equity.......................      157,225      156,386
                                                        __________   __________
   Total liabilities and shareholders' equity........   $2,695,288   $2,731,592
                                                        ==========   ==========

         See accompanying notes to consolidated financial statements.





                     NEW YORK BANCORP INC. AND SUBSIDIARY
                 ----- CONSOLIDATED STATEMENTS OF INCOME -----
                                  (UNAUDITED)

                                                              Three Months Ended
                                                                  December 31,
                                                            _____________________
                                                              1995       1994(1)
                                                            ________   __________
                                                            (In Thousands, except
                                                              per share amounts)

INTEREST INCOME:
  Interest and fees on loans:
   First mortgage loans...................................   $28,412    $ 23,946
   Other loans............................................     6,529       6,246
                                                             _______    ________
    Total interest and fees on loans......................    34,941      30,192
  Money market investments................................       107         258
  Trading account securities..............................        13         162
  Debt and equity securities - taxable....................     1,395       1,215
  Mortgage-backed securities..............................    14,203      15,598
                                                             _______    ________
    Total interest income.................................    50,659      47,425
                                                             _______    ________
INTEREST EXPENSE:
  Deposits................................................    15,881      14,989
  Borrowed funds..........................................    11,110       7,821
                                                             _______    ________
    Total interest expense................................    26,991      22,810
                                                             _______    ________
    Net interest income...................................    23,668      24,615
Provision for possible loan losses........................      (300)       (500)
                                                             _______    ________
    Net interest income after provision
     for possible loan losses.............................    23,368      24,115
                                                             _______    ________
OTHER OPERATING INCOME:
  Loan fees and service charges...........................       631         763
  Net gain (loss) on sales of mortgage loans
   and securities available for sale......................       507        (339)
  Real estate operations, net.............................      (133)       (374)
  Other...................................................     1,564       1,117
                                                             _______    ________
    Total other operating income..........................     2,569       1,167
                                                             _______    ________
OTHER OPERATING EXPENSES:
  Compensation and benefits...............................     5,517       6,278
  Occupancy, net..........................................     2,040       2,038
  Advertising and promotion...............................       855         745
  Federal deposit insurance premiums......................       965       1,141
  Other...................................................     2,533       2,655
                                                             _______    ________
    Total other operating expenses........................    11,910      12,857
                                                             _______    ________
    Income before income tax expense......................    14,027      12,425
                                                             _______    ________
INCOME TAX EXPENSE:
  Federal expense.........................................     4,242       3,929
  State and local expense.................................     1,957       2,029
                                                             _______    ________
    Total income tax expense..............................     6,199       5,958
                                                             _______    ________
    Net income............................................   $ 7,828    $  6,467
                                                             =======    ========

EARNINGS PER SHARE........................................    $  .64      $  .48
____________
(1) Restated to reflect the merger with Hamilton Bancorp, Inc. which was accounted for as a pooling of interests.

         See accompanying notes to consolidated financial statements.








                               NEW YORK BANCORP INC. AND SUBSIDIARY
               ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                               THREE MONTHS ENDED DECEMBER 31, 1995
                                            (UNAUDITED)



                                                                                 Unrealized
                                                                                Appreciation
                                             Additional                         on Securities
                                   Common     Paid-in     Retained    Treasury    Available
                                    Stock     Capital     Earnings     Stock      for Sale      Total
                                  _______    _________    ________  __________  _____________ _________
                                          (Dollars in Thousands, Except Per Share Data)

Balance at September 30, 1995     $  147     $  63,575   $ 125,593  $ (33,740)     $  811     $ 156,386

Net income for the three months
 ended December 31, 1995.             --            --       7,828         --          --         7,828

Dividends declared on
 common stock............             --            --      (2,361)        --          --        (2,361)

Purchase of 260,000 shares
 of treasury stock.......             --            --          --     (5,332)         --        (5,332)

Unrealized depreciation on
 securities transferred from
 held to maturity to
 available for sale......             --            --          --         --        (223)         (223)

Change in unrealized
 appreciation on securities
 available for sale......             --            --          --         --         927            927
                                  ______      ________   _________  _________      ______      _________

Balance at December 31, 1995      $  147      $ 63,575   $ 131,060  $ (39,072)     $1,515      $ 157,225
                                  ======      ========   =========  =========      ======      =========

         See accompanying notes to consolidated financial statements.








                     NEW YORK BANCORP INC. AND SUBSIDIARY
               ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                  (UNAUDITED)

                                                           Three Months Ended
                                                              December 31,
                                                        _______________________
                                                           1995        1994(1)
                                                        __________   __________
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................  $    7,828   $   6,467
                                                        __________   __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization......................        531         474
    Amortization and accretion of deferred fees,
     discounts and premiums............................        510         331
    Provision for possible loan losses.................        300         500
    Provision for losses on foreclosed real estate.....        156         426
    Net (gain) loss on sale of foreclosed real estate..         42        (105)
    Net (gain) loss on sale of mortgage loans and
     securities available for sale.....................       (507)        339
    Deferred income taxes..............................        607          86
    Amortization of ESOP and RRP compensation
     expense...........................................         --         464
    Net (increase) decrease in trading account.........      2,003        (165)
    (Increase) decrease in accrued interest receivable.        116      (1,810)
    Increase (decrease) in accrued interest payable....        605      (2,360)
    Increase (decrease) in accrued expenses and
     other liabilities.................................     (2,865)        579
    Increase in other assets...........................     (1,855)     (3,707)
                                                        __________   _________
    Total adjustments..................................       (357)     (4,948)
                                                        __________   _________
   Net cash provided by operating activities...........      7,471       1,519
                                                        __________   _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments on loans.........................      64,508      49,653
  Principal payments on mortgage-backed securities....      20,839      23,216
  Principal payments, maturities and calls
   on debt and equity securities......................      37,000          84
  Proceeds on sales of loans..........................      16,386      13,663
  Proceeds on sales of mortgage-backed securities
   available for sale.................................          --       6,530
  Proceeds on sales of debt and equity securities
   available for sale.................................       2,718          --
  Investment in first mortgage loans..................     (63,988)    (74,992)
  Investment in other loans...........................     (15,012)    (22,596)
  Investment in mortgage-backed securities
   available for sale.................................          --      (6,929)
  Investment in debt and equity securities available
   for sale...........................................     (28,284)     (6,433)
  Proceeds on sales of foreclosed real estate.........         616       2,287
  Net purchases of Federal Home Loan Bank Stock.......      (2,768)       (800)
  Other, net..........................................        (330)         99
                                                        __________   _________
  Net cash provided by (used in) investing activities.      31,685     (16,218)
                                                        __________   _________
                                  (Continued)







                     NEW YORK BANCORP INC. AND SUBSIDIARY
               ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                  (CONTINUED)


                                                           Three Months Ended
                                                              December 31,
                                                        _______________________
                                                          1995          1994(1)
                                                        __________   __________
                                                              (In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in non-interest bearing
   demand, savings, money market,
   and NOW accounts...................................  $    3,127   $ (46,578)
  Net increase in time deposits.......................       5,210      29,654
  Net increase (decrease) in borrowings with original
   maturities of three months or less.................     (18,221)     36,649
  Repayment of long-term borrowings...................     (19,425)     (4,642)
  Purchase of common stock for treasury...............      (5,332)         --
  Payment of common stock dividends...................      (2,412)     (1,461)
  Exercise of stock options...........................          --          38
  Decrease in mortgagors' escrow accounts.............      (5,523)     (5,943)
                                                        __________   _________
  Net cash provided by (used in) financing activities.     (42,576)      7,717
                                                        __________   _________
  Net decrease in cash and cash equivalents...........      (3,420)     (6,982)
  Hamilton Bancorp, Inc. activity for the three
   months ended December 31, 1994 ....................          --      (5,771)
  Cash and cash equivalents at beginning of year......      45,104      41,865
                                                        __________   _________
  Cash and cash equivalents at end of year............  $   41,684   $  29,112
                                                        ==========   =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Transfer of loans to real estate owned..............  $    1,578   $   1,164
                                                        ==========   =========
  Transfer of mortgage-backed securities available
   for sale to mortgage-backed securities
   held to maturity ..................................  $   15,421   $      --
                                                        ==========   =========
  Transfer of mortgage-backed securities held
   to maturity to mortgage-backed securities
   available for sale ................................  $   84,109   $      --
                                                        ==========   =========
  Transfer of debt and equity securities held to
   maturity to debt and equity securities available
   for sale ..........................................  $   15,000   $      --
                                                        ==========   =========
_____________
(1) Restated to reflect the merger with Hamilton Bancorp, Inc. which was accounted for as a pooling of interests.

        See accompanying notes to consolidated financial statements.


                      NEW YORK BANCORP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Savings Bank") and Subsidiaries, as of December 31, 1995 and September 30, 1995 and for the three month periods ended December 31, 1995 and 1994.

         On October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118") which amended SFAS No. 114, (collectively the "Statements""). Under the Statements, a loan is considered impaired when it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement. Certain loans are exempt from the provisions of the Statements, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. The Statements require that impaired loans that are within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS Nos. 114 and 118 did not have a significant effect on the Company's financial statements.

         On  October  1,  1995,  the  Company  adopted  Statement  of  Financial
         Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122"). The Statement establishes accounting standards for mortgage servicing rights, which are the contractual right to service loans owned by others, typically for a fee. Prior to this Statement, only purchased mortgage servicing rights were capitalized as an asset. SFAS No. 122 requires originated mortgage servicing rights ("OMSR") to be capitalized as an asset. OMSR represent mortgage servicing rights acquired when an institution originates and subsequently sells mortgage loans but retains the servicing rights. The Statement also requires all capitalized mortgage servicing rights to be evaluated for impairment based on their value. The adoption of SFAS No. 122 did not have a significant effect on the Company's operating results or financial position.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE 2:  INVESTMENT IN DEBT AND EQUITY SECURITIES AND MORTGAGE-BACKED SECURITIES

         As permitted under recent guidance issued by the Financial Accounting Standards Board, during the quarter, the Company transferred $99.1 million of its mortgage-backed securities and debt and equity securities previously classified as held to maturity to the available for sale classification. Additionally, mortgage-backed securities with a carrying value and market value of approximately $15.4 million, previously classified as available for sale, were transferred to the held to maturity portfolio.


NOTE 3:  LOANS RECEIVABLE, NET

         In connection with the adoption of SFAS Nos. 114 and 118, at December 31, 1995, the Company's recorded investment in impaired loans was $14.0 million, all of which were on nonaccrual status. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at December 31, 1995. No interest income was recognized on these loans during the quarter ended December 31, 1995. The average recorded investment in impaired loans during the current quarter was $14.6 million. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.


NOTE 4:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

         At December 31, 1995, Home Federal had commitments of $75.5 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $59.9 million and fixed rate mortgage loans with interest rates ranging from 5.50% to 10.625%, represented $15.6 million.

         The Savings Bank is a party to interest rate swap arrangements to extend the repricing or maturity of its liabilities in order to create a more consistent and predictable interest rate spread. At December 31, 1995, outstanding notional amounts of interest rate swap arrangements totaled $205.0 million. These interest rate swap arrangements have maturities ranging from January 1996 to May 1996.

         The Savings Bank has also entered into $300.0 million of interest rate swap arrangements, $200.0 million of which begin in March 1996 and mature in December 1996 and $100.0 million of which begin in June 1996 and mature in June 1997.

         At December 31, 1995, the Savings Bank was servicing first mortgage loans of approximately $525.3 million, which are either partially or wholly-owned by others.


NOTE 5:  STOCK REPURCHASE PLAN

         During the quarter ended December 31, 1995, New York Bancorp repurchased 260,000 shares under its present stock repurchase plan. At December 31, 1995, the total number of Treasury shares amounted to 2,867,876. Additionally, at December 31, 1995, the Company had authority to repurchase up to an additional 1,127,278 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.


NOTE 6:  RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The Statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Statement establishes accounting standards for, among other things, the impairment of long-lived assets. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon a review of the Statement, management does not believe that the adoption of SFAS No. 121 would have a materially adverse effect on the Company.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Statement is effective for fiscal years beginning after December 15, 1995. The Statement establishes accounting and reporting standards for stock-based employee compensation awards granted in fiscal years that begin after December 15, 1994. Examples of such plans are stock purchase plans, stock options, restricted stock, and stock appreciation rights. The Statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. Entities may elect, however, to remain with previous accounting standards which do not require the fair value method of accounting. Those entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in the Statement were adopted. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Management has not yet performed a review to determine the effect this Statement could have on the Company.


NOTE 7:  PROPOSED LEGISLATIVE MATTERS

         Pending Federal legislation currently provides for a one-time, special assessment on all SAIF insured deposits of approximately $.85 to $.90 per $100 of deposits. If the assessment is made at the proposed rates, the effect on the Savings Bank would be a charge in the period enacted of approximately $6.8 million to $7.3 million on an after tax basis. It is anticipated that if the one-time assessment is levied, the Savings Bank may see a decrease in the annual deposit premium in future periods.

         There have also been proposals to merge the SAIF with the BIF, eliminate the Federal Thrift Charter and, under certain conditions, require institutions to recapture a portion of their Federal, state and local bad debt reserves maintained for income tax purposes. If the bad debt recapture is made at the income tax rates currently in effect, the Company could have a one-time charge to future earnings of approximately $5.0 million on an after tax basis related to the state and local bad debt recapture.

         No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.

                     NEW YORK BANCORP INC. AND SUBSIDIARY
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL POSITION
                           AND RESULTS OF OPERATIONS




A. GENERAL

          New York Bancorp Inc. ("New York Bancorp" or the "Company") is a savings and loan holding company. The Company, through its subsidiary, Home Federal Savings Bank ("Home Federal" or the "Savings Bank"), operates as a community savings bank. The Savings Bank's principal business consists of attracting deposits from the general public and investing these deposits, together with funds from ongoing operations and borrowings, in the origination and purchase of residential and commercial mortgage loans, cooperative residential loans and consumer loans. The Savings Bank maintains a portion of its assets in mortgage-backed securities and debt and equity securities, including obligations of the U. S. Government and federal agencies, money market investments, corporate notes and other securities.

          On January 27, 1995, Hamilton Bancorp, Inc. was merged with and into New York Bancorp. The merger was accounted for as a pooling of interests, and as a result, the Company's consolidated financial statements for the three months ended December 31, 1994 have been retroactively restated to include the consolidated amounts of Hamilton Bancorp, Inc.

B. FINANCIAL POSITION

          Total assets at December 31, 1995 amounted to approximately $2.7 billion, the same amount as reported at September 30, 1995. As permitted under recent guidance issued by the Financial Accounting Standards Board, during the quarter, the Company transferred $99.1 million of its mortgage-backed securities and debt and equity securities previously classified as held to maturity to the available for sale classification. Additionally, mortgage-backed securities with a carrying value and market value of approximately $15.4 million, previously classified as available for sale, were transferred to the held to maturity portfolio.

C. ASSET/LIABILITY MANAGEMENT

          The Company is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. The Company utilizes gap management as part of its approach to controlling interest rate risk and maximizing net interest margin. The Company does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Company's cumulative one year gap as a percent of total interest-earning assets amounted to a negative 13.8% at December 31, 1995 as compared to a negative 12.5% at September 30, 1995.

           A negative gap denotes liability sensitivity which in a given period will result in more liabilities than assets being subject to repricing. Generally, liability sensitive gaps would result in a net positive effect on net interest margin in a declining interest rate environment. Alternatively, liability sensitive gaps would generally result in a net negative effect on net interest margin and, consequently, net income in an increasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. The Company's net interest margin decreased to 3.61% in the first quarter of fiscal year 1996, compared to 3.90% in the first quarter of fiscal year 1995, reflecting the greater upward repricing of the Savings Bank's interest-bearing liabilities versus interest-earning assets in connection with the interest rate environment under which the Company operates. However, the net interest margin of 3.61% for the current quarter reflects a 7 basis point increase from the net margin of 3.54% for the quarter ended September 30, 1995, reflecting the recent decline in short term interest rates.

          At December 31, 1995, the Savings Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At December 31, 1995, 52.37% of such interest-earning assets were adjustable rate assets. The amount of total adjustable rate loans repricing upward over the next four quarters will amount to $245.6 million, $153.8 million, $168.5 million, and $146.1 million, respectively. Within the framework of the targeted one year gap, the Savings Bank may choose to extend the maturity of its funding source and/or reduce the repricing mismatches by using interest rate swaps and financial futures arrangements. Additionally, the Savings Bank uses interest rate caps and interest rate floor arrangements to assist in further insulating the Savings Bank from volatile interest rate changes. At December 31, 1995, the amount of unamortized gain on terminated interest rate floor arrangements amounted to $6.6 million.

          In connection with its asset/liability management strategy, at December 31, 1995 Home Federal maintained interest rate swap arrangements with a notional amount of $205.0 million. For $140.0 million of the $205.0 million of interest rate swap arrangements, the Savings Bank receives a variable rate (which is matched against the related variable rate borrowing) and pays a fixed rate, thus locking in a spread on fixed rate mortgage loans or fixed rate mortgage-backed securities during the term of the swap. Such swaps have maturities ranging from January 1996 to May 1996. For the remaining $65.0 million of interest rate swaps, the Savings Bank is receiving a fixed rate of 5.80% and pays a variable rate based on Federal Funds (5.60% on December 31, 1995). This interest rate swap effectively unwound $65.0 million (of the aforementioned $140.0 million in interest rate swaps) where the Savings Bank was receiving a variable rate based on Federal funds (5.60% at December 31, 1995) and paying a fixed rate of 4.04%. The term of such swaps extends through January 1996.

          The Savings Bank has also entered into $300.0 million of interest rate swap arrangements, $200.0 million of which begin in March 1996 and mature in December 1996 and $100.0 million of which begin in June 1996 and mature in June 1997. On these $300.0 million of interest rate swap arrangements, the Savings Bank will receive a variable rate (which is matched against the related variable rate borrowing) and pay a fixed rate during the term of the swap.

          At December 31, 1995 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through October 1999. The Savings Bank uses stock indexed call options for purposes of hedging its MarketSmart CD's and MarketSmart I.R.A. CD's.

D. LIQUIDITY AND CAPITAL RESOURCES

          Home Federal is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Savings Bank's ratio was 5.19% during December 1995 and 5.28% during September 1995.

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

          During the quarter ended December 31, 1995, New York Bancorp repurchased 260,000 shares under its present stock repurchase plan. At December 31, 1995, the total number of Treasury shares amounted to 2,867,876. Additionally, at December 31, 1995, the Company had authority to repurchase up to an additional 1,127,278 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

          As of December 31, 1995, Home Federal is considered a "well capitalized" institution under the prompt corrective action regulations and continues to exceed all regulatory capital requirements as detailed in the following table:


                        TANGIBLE CAPITAL          CORE CAPITAL(1)        RISK-BASED CAPITAL(2)
                      _____________________    ______________________    ______________________
                       Amount   Percentage       Amount   Percentage       Amount   Percentage
                      _________ ___________    __________ ___________    _________  ___________
                                              (Dollars in Thousands)

Capital for regulatory
 purposes............  $141,229    5.22%        $141,229     5.22%        $151,746     11.89%

Minimum regulatory
 requirement.........    40,609    1.50           81,218     3.00          102,066      8.00
                       ________    ____         ________     ____         ________     _____

Excess...............  $100,620    3.72%        $ 60,011     2.22%        $ 49,680      3.89%
                       ========    ====         ========     ====         ========     =====
____________
(1) Beginning  December 19, 1992, the  core capital  requirement  was  effectively  increased to 4.00% since OTS  regulations  stipulate that as of that date an institution  with less than 4.00% core capital will be deemed to be  classified  as  "undercapitalized."
(2) In August 1993, the OTS adopted a final  regulation which incorporates  an  interest rate risk component into its existing  risk-based  capital standard.  The regulation  requires certain  institutions  with more than a "normal  level" of interest rate risk to maintain capital in addition to the 8.0% risk-based capital requirement. The Savings Bank does not anticipate  that its  risk-based  capital  requirement  will be materially  affected as a result of this regulation.
(3) For purposes of  determining  capital for  regulatory  purposes,  unrealized appreciation
    (depreciation) on securities available for sale, net of tax effect, is excluded.
(4) For tangible and core capital,  the  ratio is  to  adjusted total assets.  For risk-based capital, the ratio is to total risk-weighted assets.


E. ANALYSIS OF CORE EARNINGS

          The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans, mortgage-backed securities and investments in debt and equity securities, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets versus the average balances and rates paid on interest-bearing deposits and borrowings. Net income is further affected by other operating income, other operating expenses and taxes.

          The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets (which include nonaccrual loans) or liabilities, respectively, for the periods shown.


                                                                Quarter Ended December 31,
                                       ________________________________________________________________________
                                                          1995                             1994(1)
                                       ___________________________________  ___________________________________
                                         Average                   Yield/     Average                   Yield/
                                         Balance        Interest    Cost      Balance     Interest       Cost
                                       ___________     _________   _______  __________    ________      _______
                                                               (Dollars in Thousands)

ASSETS:
  Interest-earning assets:
    First mortgage loans ............  $ 1,386,258     $ 28,412     8.20%  $ 1,176,710   $ 23,946        8.14%
    Other loans .....................      291,691        6,529     8.93       300,459      6,246        8.29
    Mortgage-backed securities ......      861,566       14,203     6.59       956,371     15,598        6.52
    Money market investments ........        7,903          107     5.39        18,598        258        5.50
    Trading account securities ......          874           13     5.70        13,019        162        4.93
    Debt and equity securities ......       83,853        1,395     6.64        74,499      1,215        6.51
                                       ___________     ________             __________   ________
  Total interest-earning assets .....    2,632,145       50,659     7.69     2,539,656     47,425        7.46
                                                       ________                          ________
  Non-interest-earning assets .......       47,439                              34,255
                                       ___________                          __________
    Total assets ....................  $ 2,679,584                         $ 2,573,911
                                       ===========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits ........................  $ 1,746,167       15,881     3.62   $ 1,775,778     14,989        3.35
    Borrowed funds ..................      734,805       11,110     6.02       588,520      7,821        5.29
                                       ___________     ________            ___________   ________
  Total interest-bearing liabilities     2,480,972       26,991     4.33     2,364,298     22,810        3.83
                                                       ________                          ________
  Other liabilities .................       42,298                              36,960
                                       ___________                         ___________
    Total liabilities ...............    2,523,270                           2,401,258
  Shareholders' equity ..............      156,314                             172,653
                                       ___________                         ___________
    Total liabilities and
     shareholders' equity ...........  $ 2,679,584                         $ 2,573,911
                                       ===========                         ===========
NET INTEREST INCOME/INTEREST RATE
 SPREAD .............................                  $ 23,668     3.36%                  24,615        3.63%
                                                       ========     ====                 ========        ====
NET EARNING ASSETS/NET
 INTEREST MARGIN ....................  $   151,173                  3.61%  $   175,358                   3.90%
                                       ===========                  ====   ===========                   ====
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES ....                             106.09%                              107.42%
                                                                  ======                               ======

(1)  Restated to reflect the merger with Hamilton Bancorp, Inc., which was accounted for as a pooling of interests.



F. COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

   General
   _______

          New York Bancorp's net income for the quarters ended December 31, 1995 and 1994 was $7.8 million, or $.64 per share, and $6.5 million, or $.48 per share, respectively. Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income
   _______________

          Interest income on interest-earning assets for the quarter ended December 31, 1995 increased by $3.2 million, or 6.8%, to $50.7 million compared to the quarter ended December 31, 1994. The increase in interest income is attributable to a $92.5 million increase in average interest-earning assets, coupled with a 23 basis point increase in yield.

          Interest and fee income on loans for the quarter ended December 31, 1995 increased by $4.7 million, or 15.7%, to $34.9 million compared to $30.2 million for the same quarter in 1994. The increase in loan income reflects a $200.8 million increase in the average loan balance to $1.678 billion, coupled with a 6 basis point increase in yield on first mortgage loans and a 64 basis point increase in yield on other loans. Interest on mortgage-backed securities for the quarter ended December 31, 1995 decreased by $1.4 million to $14.2 million as compared to the same quarter in 1994. This decrease in income is primarily due to a $94.8 million decrease in the average balance which, however, was partially offset by a 7 basis point increase in yield. Money market investment income decreased $.2 million as an 11 basis point decrease in yield was coupled with a $10.7 million decrease in the average balance. Interest on trading account securities decreased $.1 million in the current quarter as compared to the prior year period as an increase in the yield of 77 basis points was more than offset by a decrease in the average balance of $12.1 million. The decrease in the average balance of money market investments and trading account securities is due to the Company investing these funds in higher yielding assets and/or utilizing the funds to reduce certain short-term borrowed funds. Interest and dividends on debt and equity securities increased by $.2 million to $1.4 million in the current quarter compared to $1.2 million in the comparable prior year quarter. The increase in income is attributed to a $9.4 million increase in the average balance, coupled with a 13 basis point increase in yield.


Interest Expense
________________

          Interest expense on interest-bearing liabilities for the quarter ended December 31, 1995 increased by $4.2 million, or 18.3%, to $27.0 million compared to the quarter ended December 31, 1994. The increase in interest expense for the quarter primarily reflects a 50 basis point increase in cost on interest-bearing liabilities to 4.33%, coupled with a $116.7 million growth in interest-bearing liabilities to $2.481 billion. The increase in the cost of interest-bearing liabilities reflects the increased utilization of short-term borrowed funds which reprice faster than deposit liabilities. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $.8 million for the quarter ended December 31, 1995 and increase interest expense by $.1 million for the quarter ended December 31, 1994.

          Interest expense on deposits increased by $.9 million to $15.9 million for the quarter ended December 31, 1995, compared to the quarter ended December 31, 1994. This increase reflects a 27 basis point increase in the average cost of deposits from 3.35% in 1994 to 3.62% in 1995. This increase, however, was partially offset by a $29.6 million decrease in the average balance of deposits to $1.746 billion during the quarter ended December 31, 1995. Interest expense on borrowed funds increased $3.3 million to $11.1 million for the quarter ended December 31, 1995 as compared to the quarter ended December 31, 1994. This increase reflects a $146.3 million increase in the average balance of borrowed funds to $734.8 million, coupled with a 73 basis point increase in the average cost of borrowed funds from 5.29% during the quarter ended December 31, 1994 to 6.02% during the quarter ended December 31, 1995. The increase in the average cost of deposits and borrowed funds reflects the higher interest rate environment in the current fiscal quarter as compared to the same quarter last year.

   Provision for Possible Loan Losses
   __________________________________

          Home Federal provided $.3 million and $.5 million for possible loan losses during the quarters ended December 31, 1995 and 1994, respectively.
   The reduction in the provision for possible loan losses reflects the improvement in management's assessment for anticipated losses inherent in the loan portfolios. The Savings Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 71.9% and 68.4% at December 31, 1995 and 1994, respectively.

          At December 31, 1995, the Company's recorded investment in impaired loans was $14.0 million, all of which were on nonaccrual status. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at December 31, 1995. No interest income was recognized on these loans during the quarter ended December 31, 1995. The average recorded investment in impaired loans during the current quarter was $14.6 million. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

          As part of the Savings Bank's determination of the adequacy of the allowance for loan losses, the Savings Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance at December 31, 1995 is sufficient to cover anticipated losses inherent in the loan portfolios.

          Nonaccrual loans at December 31, 1995 amounted to $28.8 million, or 1.71% of total loans, as compared to $30.4 million, or 1.80% of total loans, at September 30, 1995 and as compared to $37.8 million, or 2.56% of total loans, at December 31, 1994.

          The following table sets forth the Savings Bank's nonaccrual loans at the dates indicated:


                                                 December 31, September 30,
                                                    1995         1995
                                                 ____________ _____________
                                                      (In Thousands)

Nonaccrual Loans
________________
First mortgage loans:
  One to four family conventional residential       $13,619      $13,391
  Commercial real estate.....................        13,124       14,447
                                                    _______      _______
                                                     26,743       27,838
                                                    _______      _______
Other loans - Cooperative residential loans..         2,092        2,534
                                                    _______      _______
    Total nonaccrual loans...................       $28,835      $30,372
                                                    =======      =======

   The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms, was $777,000 and $875,000 for the three month periods ended December 31, 1995 and 1994, respectively. The amount of interest income that was recorded on these loans was $169,000 and $253,000 for the three month periods ended December 31, 1995 and 1994, respectively.

          Additionally, at December 31, 1995, the Savings Bank had $2.8 million in real estate owned as compared to $2.0 million at September 30, 1995 or $4.7 million at December 31, 1994. Further, at December 31, 1995 the Savings Bank also had seventeen restructured commercial real estate loans amounting to approximately $8.5 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

          The Savings Bank also has $4.9 million of consumer and other loans which are past due 90 days and still accruing interest as of December 31, 1995. Of the $4.9 million, $2.9 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

          The Savings Bank's allowance for possible loan losses at December 31, 1995 was $20.7 million, which represented 71.9% of nonaccrual loans or 1.2% of total loans, compared to $21.3 million at September 30, 1995, which represented 70.0% of nonaccrual loans or 1.3% of total loans.

          The following is a summary of the activity in the Savings Bank's allowance for possible loan losses for the quarters ended December 31:

   Summary of Loan Loss Experience
   _______________________________


                                                             As of and for the
                                                               Quarter Ended
                                                                December 31,
                                                           _____________________
                                                             1995         1994
                                                           ________    _________
                                                               (In Thousands)

Allowance for possible loan losses, beginning of quarter   $ 21,272    $ 25,705
 Charge-offs:
 Commercial real estate .................................      (395)        (54)
 Residential real estate ................................      (132)       (370)
 Other loans ............................................      (343)        (33)
                                                           ________    ________
  Total charge-offs .....................................      (870)       (457)
 Less recoveries - other loans ..........................        21           3
                                                           ________    ________
 Net charge-offs ........................................      (849)       (454)
                                                           ________    ________
 Addition to allowance charged to expense ...............       300         500
                                                           ________    ________
 Hamilton Bancorp, Inc.'s net activity for the
  quarter ended December 31, 1994 .......................        --          87
                                                           ________    ________
 Allowance for possible loan losses, at end of quarter ..  $ 20,723    $ 25,838
                                                           ========    ========

Net Interest Income After Provision for Possible Loan Losses
____________________________________________________________

     Net interest income after provision for possible loan losses for the quarter ended December 31, 1995 amounted to $23.4 million, representing a decrease of $.7 million from the $24.1 million amount during the quarter ended December 31, 1994. This decrease primarily reflects a 29 basis point decrease in the Savings Bank's net interest margin from 3.90% in 1994 to 3.61% in 1995.

Other Operating Income
______________________

     Other operating income amounted to $2.6 million for the quarter ended December 31, 1995, compared to $1.2 million for the prior year quarter, primarily reflecting an $.8 million improvement in net gain (loss) on the sales of mortgage loans and securities available for sale, and a $.4 million increase in banking related fees.

Other Operating Expenses
________________________

     Other operating expenses totaled $11.9 million, or 1.77% of average assets, during the quarter ended December 31, 1995, compared to $12.8 million, or 1.98% of average assets during the quarter ended December 31, 1994. The $.9 million decrease in other operating expense was primarily attributed to a decrease in compensation and benefits primarily as a result of consolidation efficiencies from the merger with Hamilton Bancorp, Inc. in January 1995. Additionally, federal deposit insurance premium expense was down by $.2 million, primarily reflecting the reduced premium relative to the Savings Bank's BIF insured deposits acquired in connection with its acquisition of Union Savings Bank in 1992.

       Income Tax Expense
       __________________

           Income taxes increased $.2 million to $6.2 million for an effective tax rate of 44.2% during the quarter ended December 31, 1995 versus an effective tax rate of 48.0% during the quarter ended December 31, 1994.

G.     SELECTED FINANCIAL DATA

       The following table sets forth certain selected financial data.


                                                                  Three Months Ended
                                                                     December 31,
                                                               _______________________
                                                                  1995        1994(1)
                                                               _________    __________
                                                                (Dollars in Thousands,
                                                               except per share amounts)

FINANCIAL RATIOS (2)
____________________
Average Yield:
  First mortgage loans..................................           8.20%        8.14%
  Other loans...........................................           8.93         8.29
  Money market investments..............................           5.39         5.50
  Trading account securities............................           5.70         4.93
  Debt and equity securities............................           6.64         6.51
  Mortgage-backed securities............................           6.59         6.52
   All interest-earning assets..........................           7.69         7.46
Average cost:
  Deposits..............................................           3.62         3.35
  Borrowed funds........................................           6.02         5.29
   All interest-bearing liabilities.....................           4.33         3.83
Net interest rate spread................................           3.36         3.63
Net interest margin.....................................           3.61         3.90
Average interest-earning assets to
 average interest-bearing liabilities...................         106.09       107.42
Return on average assets................................           1.16         1.00
Return on average common equity.........................          19.92        14.86
Operating expense to average assets.....................           1.77         1.98
Equity to asset ratio at December 31....................           5.83         6.71
SHARE INFORMATION:
_________________
  Earnings per share....................................        $   .64      $   .48
  Weighted average number of common shares and
   equivalents outstanding..............................     12,219,570   13,431,393
  Number of shares outstanding at December 31...........     11,878,974   13,227,410
  Book value per share at December 31...................        $ 13.24      $ 13.11
NET INTEREST POSITION:
_____________________
  Excess of average interest-earning assets
   over average interest-bearing liabilities............    $   151,173    $ 175,358
LOAN HIGHLIGHTS:
_______________
  Loan originations.....................................    $    70,620    $  89,171
  Loan purchases........................................    $     8,511    $   8,606
  Loan sales............................................    $    16,296    $  14,066
  Loans serviced for others at December 31..............    $   525,331    $ 524,869
  Loan servicing fees...................................    $       403    $     457
ADJUSTABLE RATE ASSETS AT DECEMBER 31:
_____________________________________
  First mortgage loans and mortgage-backed securities...    $ 1,144,049    $ 904,052
  Other loans, money market investments, trading
   account securities, and debt and equity securities...    $   230,522    $ 304,609
    Total adjustable rate assets as a percent of
    total interest-earning assets.......................          52.37%       47.84%
___________
(1) Restated to reflect the merger with Hamilton Bancorp, Inc., which was accounted for as a pooling of interests.
(2) Selected financial ratios were computed using daily average balances and annualized, where applicable.


                         PART II - OTHER INFORMATION
                         ___________________________


Item 1.  Legal Proceedings
__________________________

       Not Applicable


Item 2.  Changes in Securities
______________________________

       Not applicable


Item 3.  Defaults Upon Senior Securities
________________________________________

       Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

    (a) The Company's Annual Meeting of Shareholders was held January 23, 1996.

    (b) See Item 4-C below

    (c) At such meeting, the shareholders approved the following matters:

          1. The election of the following individuals as Directors for a term of 3 years each:

                                                                        Broker
                                         Votes For   Votes Withheld   Non-Votes
                                        __________   ______________   _________
             Patrick E. Malloy, III     11,126,556       41,783          -0-
             Michael A. McManus, Jr.    11,127,246       41,093          -0-
             Josiah T. Austin           11,121,612       46,727          -0-
             Walter R. Ruddy            11,125,606       42,733          -0-


             Additionally, the following individuals represent the names of the other Directors whose term of office as a Director continued after the meeting:

                         Stan I. Cohen
                         Geraldine A. Ferraro
                         Peter D. Goodson
                         John E. D. Grunow, Jr.
                         Ronald H. McGlynn
                         Robert A. Simms

          2. The ratification of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ending September 30, 1996, as reflected by 11,108,249 votes for, 28,117 votes against, 31,973 abstentions and no broker non-votes.

    (d) Not applicable

Item 5.  Other Information
__________________________

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K
_________________________________________


    (a) Exhibits
        ________

        Exhibit
        Number                Description
        _______
          3.1   Certificate of Incorporation of New York Bancorp Inc., as
                amended(1)
          3.2   Bylaws of New York Bancorp Inc., as amended(2)
         11     Statements re:  computation of per share earnings
         27     Financial Data Schedule

(1) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1992 Form 10-K
(2) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1994 Form 10-K


    (b) Reports on Form 8-K
        ___________________

       None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NEW YORK BANCORP INC.
                                                  (Registrant)


Date:  February 7, 1996                    By:     /s/ Michael A. McManus, Jr.
                                              __________________________________
                                                     Michael A. McManus, Jr.
                                                     President and
                                                     Chief Executive Officer


Date:  February 7, 1996                    By:     /s/ Stan I. Cohen
                                              __________________________________
                                                     Stan I. Cohen
                                                     Senior Vice President,
                                                     Controller and Secretary

                              NEW YORK BANCORP INC.
                            241-02 Northern Boulevard
                           Douglaston, New York 11362


                                   Form 10-Q
                               December 31, 1995


Exhibit 11.  Statement re:  Computation of Per Share Earnings

                                                            Three Months Ended
                                                                December 31,
                                                           _____________________
                                                               1995      1994
                                                           __________ __________
                                                           (In Thousands, except
                                                              per share amounts)

Net income.............................................      $ 7,828   $ 6,467
                                                             =======   =======

Weighted average common shares outstanding.............       11,940    12,856

Common stock equivalents due to dilutive
 effect of stock options...............................          280       575
                                                             _______   _______

Total weighted average common shares and
 equivalents outstanding...............................       12,220    13,431
                                                             =======   =======

Primary earnings per share.............................        $ .64    $  .48
                                                               =====    ======

Total weighted average common shares and
 equivalents outstanding...............................       12,220    13,431

Additional dilutive shares using ending
 period market value versus average market
 value for the period when utilizing the
 treasury stock method regarding stock options.........           52        --
                                                             _______    ______

Total shares for fully diluted earnings per share......       12,272    13,431
                                                             =======   =======

Fully diluted earnings per share.......................        $ .64    $  .48
                                                               =====    ======
