Form 10-Q
period 1996-03-31
NEW YORK BANCORP INC
filed 1996-05-14
CIK 820068

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:              March 31, 1996
                            ----------------------
Commission File Number             1-11684
                            ----------------------

                             NEW YORK BANCORP INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                        11-2869250
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

241-02 Northern Boulevard, Douglaston, N. Y.                      11362
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                  (718) 631-8100
- --------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                  Not Applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  X    No
                                                     ----     ----


     Number of shares of common stock, par value $.01 per share, outstanding as of May 1, 1996: 11,619,572.

                               NEW YORK BANCORP INC.
                                     FORM 10-Q
                                       INDEX



PART I - FINANCIAL INFORMATION                                          Page
- ------------------------------                                          ----

  Item 1.   Financial Statements:

            Consolidated Statements of Financial Condition as
            of March 31, 1996 and September 30, 1995                     4

            Consolidated Statements of Operations for the Three and
            Six Months ended March 31, 1996 and 1995                     5

            Consolidated Statement of Changes in Shareholders'
            Equity for the Six Months ended March 31, 1996               6

            Consolidated Statements of Cash Flows for the
            Six Months ended March 31, 1996 and 1995                   7 -  8

            Notes to Consolidated Financial Statements                 9 - 12

            Independent Auditors' Review Report                          3

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       13 - 27



PART II - OTHER INFORMATION
- ---------------------------

  Item 1.   Legal Proceedings                                            28

  Item 2.   Changes in Securities                                        28

  Item 3.   Defaults Upon Senior Securities                              28

  Item 4.   Submission of Matters to a Vote of Security Holder           28

  Item 5.   Other Information                                            28

  Item 6.   Exhibits and Reports on Form 8-K                             28

  Signature Page                                                         29

KPMG Peat Marwick LLP

   345 Park Avenue
  New York, NY 10154




                    Independent Auditors' Review Report
                    -----------------------------------


To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of March 31, 1996, and for the three and six month periods ended March 31, 1996 and 1995 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

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

April 23, 1996

                     NEW YORK BANCORP INC. AND SUBSIDIARY
          ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                             March 31,      September 30,
                                                               1996             1995
                                                          --------------    -------------
ASSETS
Cash and due from banks..............................        $   22,603       $   31,189
Money market investments.............................             5,000           13,915
Trading account securities...........................                --            2,003
Investment in debt and equity securities, net:
  Held to maturity (estimated market value of
   $1,170 and $21,107 at March 31, 1996
   and September 30, 1995, respectively).............             1,167           21,179
  Available for sale.................................            73,551           46,273
Mortgage-backed securities, net:
  Held to maturity (estimated market value of
   $557,420 and $637,503 at March 31, 1996
   and September 30, 1995, respectively).............           575,027          664,726
  Available for sale.................................           317,927          206,794
Federal Home Loan Bank stock.........................            25,500           20,288
Loans receivable, net:
  First mortgage loans...............................         1,412,727        1,389,776
  Other loans........................................           281,165          296,439
                                                             ----------       ----------
                                                              1,693,892        1,686,215
  Less allowance for possible loan losses............           (20,588)         (21,272)
                                                             ----------       ----------
   Total loans receivable, net.......................         1,673,304        1,664,943
Accrued interest receivable..........................            21,039           21,723
Premises and equipment, net..........................            12,855           12,851
Other assets.........................................            26,464           25,708
                                                             ----------       ----------
   Total assets......................................        $2,754,437       $2,731,592
                                                             ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits...........................................        $1,748,145       $1,748,874
  Borrowed funds.....................................           785,925          767,138
  Mortgagors' escrow payments........................            16,833           16,520
  Accrued expenses and other liabilities.............            44,357           42,674
                                                             ----------       ----------
   Total liabilities.................................         2,595,260        2,575,206
                                                             ----------       ----------
Commitments, contingencies and contracts (note 4)
SHAREHOLDERS' EQUITY (NOTES 4 AND 5):
  Preferred stock, $.01 par value, 2,000,000
   shares authorized; none issued....................                --               --
  Common stock, $.01 par value, 30,000,000
   shares authorized;  14,746,850 shares
   issued at March 31, 1996 and September 30, 1995;
   11,724,647 and 12,138,974 shares outstanding
   at March 31, 1996 and September 30, 1995,
   respectively......................................               147              147
  Additional paid-in capital.........................            64,482           63,575
  Retained earnings, substantially restricted........           135,902          125,593
  Treasury stock, at cost, 3,022,203 and
   2,607,876 shares at March 31, 1996 and
   September 30, 1995, respectively..................           (42,642)         (33,740)
  Unrealized appreciation on securities
   available for sale, net of tax effect.............             1,288              811
                                                             ----------       ----------
   Total shareholders' equity........................           159,177          156,386
                                                             ----------       ----------
  Total liabilities and shareholders' equity.........        $2,754,437       $2,731,592
                                                             ==========       ==========

         See accompanying notes to consolidated financial statements.


                     NEW YORK BANCORP INC. AND SUBSIDIARY
               ----- CONSOLIDATED STATEMENTS OF OPERATIONS -----
                                  (UNAUDITED)

                                                            Three Months Ended         Six Months Ended
                                                                 March 31,                 March 31,
                                                          ---------------------     ---------------------
                                                             1996         1995         1996         1995
                                                          --------     --------     --------     --------
                                                              (In Thousands, except per share amounts)

INTEREST INCOME:
 Interest and fees on loans:
  First mortgage loans...............................     $ 28,450     $ 25,525     $ 56,862     $ 49,471
  Other loans........................................        6,185        6,393       12,714       12,639
                                                          --------     --------     --------     --------
   Total interest and fees on loans..................       34,635       31,918       69,576       62,110
 Mortgage-backed securities..........................       13,963       15,389       28,166       30,987
 Money market investments............................           91          302          198          560
 Trading account securities..........................           --          193           13          355
 Debt and equity securities - taxable................        1,402        1,188        2,797        2,403
                                                          --------     --------     --------     --------
   Total interest income.............................       50,091       48,990      100,750       96,415
                                                          --------     --------     --------     --------
INTEREST EXPENSE:
 Deposits............................................       15,363       15,395       31,244       30,384
 Borrowed funds......................................       10,378        9,465       21,488       17,286
                                                          --------     --------     --------     --------
   Total interest expense............................       25,741       24,860       52,732       47,670
                                                          --------     --------     --------     --------
   Net interest income...............................       24,350       24,130       48,018       48,745
Provision for possible loan losses...................         (300)        (400)        (600)        (900)
                                                          --------     --------     --------     --------
   Net interest income after provision
    for possible loan losses.........................       24,050       23,730       47,418       47,845
                                                          --------     --------     --------     --------
OTHER OPERATING INCOME:
 Loan fees and service charges.......................          790          588        1,421        1,351
 Net gain (loss) on the sales of mortgage
  loans and securities available for sale............        1,529       (1,177)       2,036       (1,516)
 Real estate operations, net.........................           46         (345)         (87)        (719)
 Other...............................................        1,727        1,280        3,291        2,397
                                                          --------     --------     --------     --------
   Total other operating income......................        4,092          346        6,661        1,513
                                                          --------     --------     --------     --------
OTHER OPERATING EXPENSES:
 Compensation and benefits...........................        5,433        5,905       10,950       12,183
 Occupancy, net......................................        2,200        2,209        4,240        4,247
 Advertising and promotion...........................          594          686        1,449        1,431
 Federal deposit insurance premiums..................          932        1,208        1,897        2,349
 Merger and restructuring............................           --       19,024           --       19,024
 Other...............................................        2,472        2,850        5,005        5,505
                                                          --------     --------     --------     --------
   Total other operating expenses....................       11,631       31,882       23,541       44,739
                                                          --------     --------     --------     --------
   Income (loss) before income tax expense...........       16,511       (7,806)      30,538        4,619
                                                          --------     --------     --------     --------
INCOME TAX EXPENSE:
 Federal expense.....................................        4,989        1,454        9,231        5,383
 State and local expense.............................        2,346          544        4,303        2,573
                                                          ---------    --------     --------     --------
   Total income tax expense..........................        7,335        1,998       13,534        7,956
                                                          --------     --------     --------     --------
   Net income (loss).................................     $  9,176     $ (9,804)    $ 17,004     $ (3,337)
                                                          ========     ========     ========     ========

EARNINGS (LOSS) PER COMMON SHARE.....................        $ .76       $ (.73)      $ 1.40      $ (.25)


          See accompanying notes to consolidated financial statements.


                     NEW YORK BANCORP INC. AND SUBSIDIARY
     ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                        SIX MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


                                                                                          Unrealized
                                                                                         Appreciation
                                                  Additional                             on Securities
                                        Common     Paid-in      Retained      Treasury     Available
                                        Stock      Capital      Earnings       Stock        for Sale      Total
                                        ------    ---------     --------      --------     ----------     -----
                                                        (Dollars in Thousands, Except Per Share Data)

Balance at September 30, 1995.........  $ 147     $ 63,575     $ 125,593     $ (33,740)     $  811      $ 156,386

Net income for the six months
 ended March 31, 1996.................     --           --        17,004            --           --        17,004

Dividends declared on
 common stock.........................     --           --        (4,704)           --           --        (4,704)

Purchase of 546,806 shares
 of treasury stock....................     --           --            --       (11,688)          --       (11,688)

Exercise of 132,479 shares
 of stock options and related
 tax benefits.........................     --          907        (1,991)        2,786           --         1,702

Unrealized depreciation on
 securities transferred from
 held to maturity to
 available for sale...................     --           --            --            --         (223)         (223)

Change in unrealized
 appreciation on securities
 available for sale...................     --           --            --            --          700           700
                                        -----     --------     ---------     ---------      -------     ---------

Balance at March 31, 1996.............  $ 147     $ 64,482     $ 135,902     $ (42,642)     $ 1,288     $ 159,177
                                        =====     ========     =========     =========      =======     =========

         See accompanying notes to consolidated financial statements.



                     NEW YORK BANCORP INC. AND SUBSIDIARY
               ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                            1996          1995
                                                                          ---------   ----------
                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................     $  17,004   $   (3,337)
                                                                          ---------   ----------
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...................................         1,079          737
     Amortization and accretion of deferred fees,
      discounts and premiums.........................................           900          832
     Provision for possible loan losses..............................           600          900
     Provision for losses on foreclosed real estate..................           220          296
     Net (gain) loss on sale of foreclosed real estate...............            68         (215)
     Net (gain) loss on sale of mortgage loans and securities
      available for sale.............................................        (2,036)       1,516
     Deferred income taxes...........................................          (468)      (1,521)
     Amortization of ESOP and RRP compensation expense...............            --          464
     Termination of ESOP & RRP.......................................            --        4,992
     Net (increase) decrease in trading account......................         2,003         (355)
     (Increase) decrease in accrued interest receivable..............           684         (870)
     Decrease in accrued interest payable............................        (1,363)        (299)
     Increase in accrued expenses and other liabilities .............         3,699        6,587
     Increase in other assets........................................          (139)      (5,665)
                                                                         ----------   ----------
     Total adjustments...............................................         5,247        7,399
                                                                         ----------   ----------
   Net cash provided by operating activities.........................        22,251        4,062
                                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal payments on loans.......................................       132,778       92,363
   Principal payments on mortgage-backed securities..................        42,466       38,746
   Principal payments, maturities and calls on debt
    and equity securities............................................        56,011        6,659
   Proceeds on sales of loans........................................        35,403       18,441
   Proceeds on sales of mortgage-backed securities
    available for sale...............................................        84,281       65,861
   Proceeds on sales of debt and equity securities
    available for sale...............................................         2,719        6,328
   Investment in first mortgage loans................................      (214,012)    (197,991)
   Investment in other loans.........................................       (29,259)     (39,321)
   Investment in mortgage-backed securities available for sale.......       (82,445)     (45,789)
   Investment in debt and equity securities available for sale.......       (65,330)      (7,166)
   Proceeds on sales of foreclosed real estate.......................         1,240        4,823
   Net purchases of Federal Home Loan Bank stock.....................        (5,212)        (541)
   Net purchases of premises and equipment...........................        (1,083)        (238)
   Investment in interest rate floor agreements......................            --       (2,265)
                                                                         ----------   ----------
   Net cash used in investing activities.............................       (42,443)     (60,090)
                                                                         ----------   ----------

                                                   (Continued)

                           NEW YORK BANCORP INC. AND SUBSIDIARY
                    ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                      (CONTINUED)



                                                                            Six Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                             1996         1995
                                                                         -----------  ----------
                                                                              (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in non-interest bearing demand,
    savings, money market, and NOW accounts..........................    $   (6,746)  $ (127,115)
   Net increase in time deposits ....................................         6,017       87,978
   Net increase (decrease) in borrowings with original
    maturities of three months or less...............................      (254,163)     117,920
   Proceeds from long-term borrowings................................       458,000           --
   Repayment of long-term borrowings.................................      (185,050)     (20,267)
   Purchase of common stock for treasury or retirement...............       (11,688)      (4,106)
   Payment of common stock dividends.................................        (4,787)      (2,923)
   Exercise of stock options.........................................           795          499
   Proceeds from sale of treasury stock..............................            --        4,530
   Increase in mortgagors' escrow accounts...........................           313        1,195
                                                                         ----------   ----------
   Net cash provided by financing activities.........................         2,691       57,711
                                                                         ----------   ----------
   Net increase (decrease) in cash and cash equivalents..............       (17,501)       1,683
   Hamilton Bancorp, Inc. activity for the three months ended
    December 31, 1994................................................            --       (5,771)
   Cash and cash equivalents at beginning of period..................        45,104       41,865
                                                                         ----------   ----------
   Cash and cash equivalents at end of period........................    $   27,603   $   37,777
                                                                         ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid.....................................................    $   55,177   $   46,118
                                                                         ==========   ==========
   Income taxes paid.................................................    $    7,583   $    9,008
                                                                         ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
   Transfer of loans to real estate owned............................    $    2,208    $   1,847
                                                                         ==========    =========
   Transfer of mortgage-backed securities available
    for sale to mortgage-backed securities held to
    maturity.........................................................    $   15,421    $      --
                                                                         ==========    =========
   Transfer of mortgage-backed securities held to maturity
    to mortgage-backed securities available for sale.................    $   84,109    $  69,817
                                                                         ==========    =========
   Transfer of debt and equity securities held to maturity
    to debt and equity securities available for sale.................    $   15,000    $   7,465
                                                                         ==========    =========
   Securitization and transfer of loans to
    mortgage-backed securities available for sale....................    $   65,364    $      --
                                                                         ==========    =========

           See accompanying notes to consolidated financial statements


                     NEW YORK BANCORP INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Savings Bank") and Subsidiaries, as of March 31, 1996 and September 30, 1995 and for the three and six month periods ended March 31, 1996 and 1995.

         On October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118") which amended SFAS No. 114, (collectively the "Statements"). Under the Statements, a loan is considered impaired when it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement. Certain loans are exempt from the provisions of the Statements, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. The Statements require that impaired loans that are within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS Nos. 114 and 118 did not have a significant effect on the Company's financial statements.

         On  October  1,  1995,  the  Company  adopted  Statement  of  Financial
         Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122"). The Statement establishes accounting standards for mortgage servicing rights, which are the contractual right to service loans owned by others, typically for a fee. Prior to this Statement, only purchased mortgage servicing rights were capitalized as an asset. SFAS No. 122 requires originated mortgage servicing rights ("OMSR") to be capitalized as an asset. OMSR represents mortgage servicing rights acquired when an institution originates and subsequently sells or securitizes mortgage loans but retains the servicing rights. The Statement also requires all capitalized mortgage servicing rights to be evaluated for impairment based on their value. The adoption of SFAS No. 122 did not have a significant effect on the Company's operating results or financial position.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE 2:  INVESTMENT IN DEBT AND EQUITY SECURITIES AND MORTGAGE-BACKED SECURITIES

         As permitted under guidance issued by the Financial Accounting Standards Board in November 1995, during the quarter ended December 31, 1995, the Company transferred $99.1 million of its mortgage-backed securities and debt and equity securities previously classified as held to maturity to the available for sale classification. Additionally, mortgage-backed securities with a carrying value and market value of approximately $15.4 million, previously classified as available for sale, were transferred to the held to maturity portfolio.


NOTE 3:  LOANS RECEIVABLE, NET

         In connection with the adoption of SFAS Nos. 114 and 118, at March 31, 1996, the Company's recorded investment in impaired loans was $15.3 million, all of which were on nonaccrual status. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at March 31, 1996. Interest income of $.2 million was recognized on these loans during the three and six months ended March 31, 1996. This represents actual interest payments received. The average recorded investment in impaired loans during the three and six months ended March 31, 1996 amounted to $14.2 million and $14.5 million, respectively. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.


NOTE 4:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

         At March 31, 1996, Home Federal had commitments of $91.9 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $51.7 million and fixed rate mortgage loans with interest rates ranging from 5.875% to 10.25%, represented $40.2 million. Home Federal also had commitments to sell $2.2 million of qualified fixed rate first mortgage loans at prices which approximate the carrying value of the loans.

         The Savings Bank is a party to interest rate swap arrangements to extend the repricing or maturity of its liabilities in order to create a more consistent and predictable interest rate spread. At March 31, 1996, outstanding notional amounts of interest rate swap arrangements totaled $245.0 million. These interest rate swap arrangements have maturities ranging from April 1996 to December 1996.

         The Savings Bank has also entered into $600.0 million of interest rate swap arrangements, $400.0 million of which begin in June 1996 and mature in June 1997, and $200.0 million of which begin in December 1996 and mature in June 1997.

         At March 31, 1996, the Savings Bank was servicing  first mortgage loans
         of  approximately  $592.9  million,   which  are  either  partially  or
         wholly-owned by others.


NOTE 5:  STOCK REPURCHASE PLAN

         During the quarter ended March 31, 1996, New York Bancorp repurchased 286,806 shares under its present stock repurchase plan, bringing total purchases during the current fiscal year to 546,806 shares. At March 31, 1996, the total number of Treasury shares amounted to 3,022,203. Additionally, at March 31, 1996, the Company had authority to repurchase up to an additional 840,472 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.


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


NOTE 7:  PROPOSED LEGISLATIVE MATTERS

         Pending Federal legislation currently provides for a one-time, special assessment on all SAIF insured deposits of approximately $.85 per $100 of deposits. If the assessment is made at the proposed rates, the effect on the Savings Bank would be a charge in the period enacted of approximately $6.8 million on an after-tax basis. It is anticipated that if the one-time assessment is levied, the Savings Bank may see a decrease in the annual deposit insurance premium in future periods.

         There have also been proposals to merge the SAIF with the BIF, eliminate the Federal Thrift Charter and, under certain conditions, require institutions to recapture a portion of their Federal, state and local bad debt reserves maintained for income tax purposes. If the bad debt recapture is made at the income tax rates currently in effect, the Company could have a one-time charge to future earnings of approximately $5.0 million on an after-tax basis related to the state and local bad debt recapture.

         No assurance can be given as to whether or when legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.

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

          On January 27, 1995, Hamilton Bancorp, Inc. was merged with and into New York Bancorp. The merger was accounted for as a pooling of interests, and as a result, the Company's consolidated financial statements for the six months ended March 31, 1995 includes the consolidated amounts of Hamilton Bancorp, Inc. for that same period.

B. FINANCIAL POSITION

          Total assets at March 31, 1996 amounted to approximately $2.8 billion, reflecting a $22.8 million increase from the amount reported at September 30, 1995. As permitted under guidance issued by the Financial Accounting Standards Board in November 1995, during the quarter ended December 31, 1995, the Company transferred $99.1 million of its mortgage-backed securities and debt and equity securities previously classified as held to maturity to the available for sale classification. Additionally, mortgage-backed securities with a carrying value and market value of approximately $15.4 million, previously classified as available for sale, were transferred to the held to maturity portfolio.

          During the quarter ended March 31, 1996, the Company disclosed in a Form F-11 filing that it had purchased 377,560 shares, or 7.84%, of the outstanding common shares of North Side Savings Bank located in Floral Park, New York.

C. ASSET/LIABILITY MANAGEMENT

          The Company is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. The Company utilizes gap management as part of its approach to controlling interest rate risk and maximizing net interest margin. The Company does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Company's cumulative one year gap as a percent of total interest-earning assets amounted to a positive 9.7% at March 31, 1996 as compared to a negative 8.8% at March 31, 1995 and a negative 12.5% at September 30, 1995. The movement to a positive one year gap was primarily achieved through interest rate swap arrangements. Management believes that the shift in the one year gap positions the Company well in the current interest rate environment.

           A positive gap denotes asset sensitivity which in a given period will result in more assets than liabilities being subject to repricing. Generally, asset sensitive gaps would result in a net positive effect on net interest margin and, consequently, net income in an increasing interest rate environment. Alternatively, asset sensitive gaps would generally result in a net negative effect on net interest margin and, consequently, net income in a decreasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. The Company's net interest margin decreased to 3.70% in the second quarter of fiscal year 1996, compared to 3.74% in the second quarter of fiscal year 1995. However, the net interest margin of 3.70% for the current quarter reflects a 9 basis point increase from the net margin of 3.61% for the quarter ended December 31, 1995.

          At March 31, 1996, the Savings Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At March 31, 1996, 54.61% of such interest-earning assets were adjustable rate assets.

          Within the framework of the targeted one year gap, the Savings Bank may choose to extend the maturity of its funding source and/or reduce the repricing mismatches by using interest rate swaps and financial futures arrangements. At March 31, 1996 Home Federal maintained interest rate swap arrangements with a notional amount of $245.0 million. The Savings Bank receives a variable rate (which is matched against the related variable rate borrowing) and pays a fixed rate, thus locking in a spread on fixed rate mortgage loans or fixed rate mortgage-backed securities during the term of the swap. Such swaps have maturities ranging from April 1996 to December 1996.

          The Savings Bank has also entered into $600.0 million of interest rate swap arrangements, $400.0 million of which will begin in June 1996 and mature in June 1997 and $200.0 million of which will begin in December 1996 and mature in June 1997. In accordance with the provisions under the $600.0 million of interest rate swap arrangements, the Savings Bank will receive a variable rate (which will be matched against the related variable rate borrowing) and pay a fixed rate during the term of the swap.

          In connection with its asset/liability management strategy, the Savings Bank also uses interest rate cap and interest rate floor arrangements to assist in further insulating the Savings Bank from volatile interest rate changes. At March 31, 1996, the amount of unamortized gain on terminated interest rate floor arrangements amounted to $5.9 million.

          At March 31, 1996 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through October 1999. The Savings Bank uses stock indexed call options for purposes of hedging its MarketSmart CD's and MarketSmart I.R.A. CD's. The Savings Bank ceased offering MarketSmart CD's during fiscal year 1995 due to its inability to purchase stock indexed call options.

D. LIQUIDITY AND CAPITAL RESOURCES

          Home Federal is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Savings Bank's ratio was 5.39% during March 1996 and 5.28% during September 1995.

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

          During the quarter ended March 31, 1996, New York Bancorp repurchased 286,806 shares under its present stock repurchase plan, bringing total purchases during the current fiscal year to 546,806 shares. At March 31, 1996, the total number of Treasury shares amounted to 3,022,203. Additionally, at March 31, 1996, the Company had authority to repurchase up to an additional 840,472 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

          As of March 31, 1996, Home Federal is considered a "well capitalized" institution under the prompt corrective action regulations and continues to exceed all regulatory capital requirements as detailed in the following table:



                                   TANGIBLE CAPITAL      CORE CAPITAL (1)  RISK-BASED CAPITAL (2)
                                  ------------------- -------------------  -------------------
                                   Amount  Percentage  Amount  Percentage   Amount  Percentage
                                  -------- ---------- -------- ----------  -------- ----------
                                                   (Dollars in Thousands)

Capital for regulatory
 purposes.....................    $142,698   5.19%    $142,698   5.19%     $153,140   11.85%

Minimum regulatory
 requirement..................      41,259   1.50       82,519   3.00       103,390    8.00
                                  --------   ----     --------   ----      --------    ----

Excess........................    $101,439   3.69%    $ 60,179   2.19%     $ 49,750    3.85%
                                  ========   ====     ========   ====      ========    ====

- -----------------
(1)  Beginning  December 19, 1992, the core capital  requirement was effectively increased to 4.00% since OTS regulations  stipulate that as of that date an institution  with  less  than  4.00%  core  capital  will be  deemed  to be classified as "undercapitalized."
(2)  In August 1993, the OTS adopted a final  regulation  which  incorporates an interest rate risk component into its existing risk-based capital standard.
     The  regulation  requires  certain  institutions  with  more than a "normal level" of interest  rate risk to  maintain  capital in addition to the 8.0%
     risk-based capital requirement.  Implementation of this regulation has been delayed  by the  OTS.  The  Savings  Bank  does  not  anticipate  that  its risk-based capital  requirement will be materially  affected as a result of this regulation.
(3)  For purposes of  determining  capital for regulatory  purposes,  unrealized appreciation  (depreciation)  on securities  available for sale, net of tax effect, is excluded.
(4)  For tangible and core capital,  the ratio is to adjusted total assets.  For risk-based capital, the ratio is to total risk- weighted assets.



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

                                                                                Quarter Ended March 31,
                                                       -----------------------------------------------------------------------
                                                                        1996                               1995
                                                       ---------------------------------    ----------------------------------
                                                         Average                  Yield/      Average                  Yield/
                                                         Balance      Interest     Cost       Balance     Interest      Cost
                                                       -----------    --------    ------    -----------   --------     ------
                                                                              (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans.........................      $ 1,405,470    $ 28,450     8.10%    $ 1,210,453   $ 25,525      8.44%
    Other loans..................................          284,523       6,185     8.72         305,825      6,393      8.40
                                                       -----------    --------                ---------   --------
      Total loans................................        1,689,993      34,635     8.20       1,516,278     31,918      8.43
    Mortgage-backed securities...................          834,273      13,963     6.70         934,796     15,389      6.58
    Money market investments.....................            6,795          91     5.40          21,116        302      5.80
    Trading account securities...................               --          --       --          13,198        193      5.95
    Debt and equity securities...................           89,909       1,402     6.25          72,591      1,188      6.57
                                                       -----------    --------              -----------   --------
  Total interest-earning assets..................        2,620,970      50,091     7.65       2,557,979     48,990      7.67
                                                                      --------                            --------
  Non-interest-earning assets....................           51,906                               53,496
                                                       -----------                          -----------
    Total assets.................................      $ 2,672,876                          $ 2,611,475
                                                       ===========                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits.....................................      $ 1,747,091      15,363     3.54     $ 1,755,573     15,395      3.56
    Borrowed funds...............................          725,158      10,378     5.75         655,497      9,465      5.83
                                                       -----------    --------                ---------   --------
  Total interest-bearing liabilities.............      $ 2,472,249      25,741     4.19       2,411,070     24,860      4.17
                                                                      --------                            --------
  Other liabilities..............................           39,800                               28,790
                                                        ----------                          -----------
    Total liabilities............................        2,512,049                            2,439,860
  Shareholders' equity...........................          160,827                              171,615
                                                        ----------                          -----------
    Total liabilities and
     shareholders' equity........................       $2,672,876                          $ 2,611,475
                                                        ==========                          ===========
NET INTEREST INCOME/INTEREST RATE
 SPREAD..........................................                     $ 24,350     3.46%                  $ 24,130      3.50%
                                                                      ========     ====                   ========      ====
NET EARNING ASSETS/NET
 INTEREST MARGIN.................................       $  148,721                 3.70%    $  146,909                  3.74%
                                                        ==========                 ====     ==========                  ====
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES.................                                106.02%                              106.09%
                                                                                 ======                               ======



                                                                          Six Months Ended March 31,
                                                -------------------------------------------------------------------------
                                                                 1996                                 1995
                                                ----------------------------------      ---------------------------------
                                                   Average                  Yield/      Average                    Yield/
                                                   Balance     Interest      Cost       Balance      Interest       Cost
                                                -----------    --------     ------    -----------    ---------     ------
                                                                           (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans...................     $ 1,395,811    $ 56,862      8.15%    $ 1,193,367    $  49,471      8.29%
    Other loans............................         288,127      12,714      8.83         303,118       12,639      8.35
                                                -----------    --------               -----------    ---------
      Total loans..........................       1,683,938      69,576      8.26       1,496,485       62,110      8.30
    Mortgage-backed securities.............         847,994      28,166      6.64         945,766       30,987      6.55
    Money market investments...............           7,352         198      5.39          20,258          560      5.54
    Trading account securities.............             439          13      5.70          13,108          355      5.44
    Debt and equity securities.............          86,865       2,797      6.44          73,570        2,403      6.54
                                                -----------    --------               -----------    ---------
  Total interest-earning assets............       2,626,588     100,750      7.67       2,549,187       96,415      7.57
                                                               --------                              ---------
  Non-interest-earning assets..............          49,660                                41,391
                                                -----------                           -----------
    Total assets...........................     $ 2,676,248                           $ 2,590,578
                                                ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits...............................     $ 1,746,627      31,244      3.58     $ 1,765,856      30,384      3.45
    Borrowed funds.........................         730,008      21,488      5.89         620,930      17,286      5.58
                                                -----------    --------               -----------    --------
  Total interest-bearing liabilities.......       2,476,635      52,732      4.26       2,386,786      47,670      4.00
                                                               --------                              --------
  Other liabilities........................          41,054                                29,715
                                                -----------                           -----------
    Total liabilities......................       2,517,689                             2,416,501
  Shareholders' equity.....................         158,559                               174,077
                                                -----------                           -----------
    Total liabilities and
     shareholders' equity..................     $ 2,676,248                           $ 2,590,578
                                                ===========                           ===========
NET INTEREST INCOME/INTEREST RATE
 SPREAD....................................                    $ 48,018      3.41%                   $ 48,745      3.57%
                                                               ========      ====                    ========      ====
NET EARNING ASSETS/NET
 INTEREST MARGIN...........................     $   149,953                  3.66%    $   162,401                  3.82%
                                                ===========                  ====     ===========                  ====
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES...........                                106.05%                               106.80%
                                                                           ======                                ======


F. COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

   General
   -------

          New York Bancorp's net income for the quarter ended March 31, 1996 was $9.2 million, or $.76 per share, compared to a net loss of $9.8 million for the quarter ended March 31, 1995 which included $16.8 million in non-recurring charges on an after-tax basis incurred in connection with the Hamilton Bancorp merger. Other comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income
   ---------------

          Interest income on interest-earning assets for the quarter ended March 31, 1996 increased by $1.1 million, or 2.2%, to $50.1 million compared to the quarter ended March 31, 1995. The increase in interest income is attributable to a $63.0 million increase in average interest-earning assets which, however, was partially offset by a 2 basis point decline in yield.

          Interest and fee income on loans for the quarter ended March 31, 1996 increased by $2.7 million, or 8.5%, to $34.6 million compared to $31.9 million for the same quarter in 1995. The increase in loan income reflects a $173.7 million increase in the average loan balance to $1.690 billion and a 32 basis point increase in yield on other loans which, however, were partially offset by a 34 basis point decline in yield on first mortgage loans. Interest on mortgage-backed securities for the quarter ended March 31, 1996 decreased by $1.4 million to $14.0 million as compared to the same quarter in 1995. This decrease in income is primarily due to a $100.5 million decrease in the average balance which, however, was partially offset by a 12 basis point increase in yield. Money market investment income decreased $.2 million as a 40 basis point decrease in yield was coupled with a $14.3 million decrease in the average balance. Interest on trading account securities decreased $.2 million in the current quarter as compared to the prior year period as funds were not maintained in a trading account in the current period. The decrease in the average balance of money market investments and trading account securities is due to the Company investing these funds in higher yielding assets and/or utilizing the funds to reduce certain short-term borrowed funds. Interest and dividends on debt and equity securities increased by $.2 million to $1.4 million in the current quarter compared to $1.2 million in the comparable prior year quarter. The increase in such income is attributed to a $17.3 million increase in the average balance, partially offset by a 32 basis point decline in yield.

   Interest Expense
   ----------------

          Interest expense on interest-bearing liabilities for the quarter ended March 31, 1996 increased by $.9 million, or 3.5%, to $25.7 million compared to the quarter ended March 31, 1995. The increase in interest expense for the quarter primarily reflects a $61.2 million growth in interest-bearing liabilities to $2.472 billion, coupled with a 2 basis point increase in cost on interest-bearing liabilities to 4.19%. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $.6 million for the quarter ended March 31, 1996 and increase interest expense by $21,000 for the quarter ended March 31, 1995.

          Interest expense on deposits of $15.4 million for the quarter ended March 31, 1996 was substantially unchanged from the quarter ended March 31, 1995. The average cost of deposits declined slightly from 3.56% in 1995 to 3.54% in 1996, while the average balance of deposits declined by $8.5 million to $1.747 billion during the quarter ended March 31, 1996. Interest expense on borrowed funds increased $.9 million to $10.4 million for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. This increase reflects a $69.7 million increase in the average balance of borrowed funds to $725.2 million which, however, was partially offset by an 8 basis point decline in the average cost of borrowed funds from 5.83% during the quarter ended March 31, 1995 to 5.75% during the quarter ended March 31, 1996.

   Provision for Possible Loan Losses
   ----------------------------------

          Home Federal provided $.3 million and $.4 million for possible loan losses during the quarters ended March 31, 1996 and 1995, respectively. The Savings Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 67.3% and 67.0% at March 31, 1996 and 1995, respectively.

          At March 31, 1996, the Company's recorded investment in impaired loans was $15.3 million, all of which were on nonaccrual status. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at March 31, 1996. Interest income of $.2 million was recognized on these loans during the quarter ended March 31, 1996. This represents actual interest payments received. The average recorded investment in impaired loans during the current quarter was $14.2 million. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

          As part of the Savings Bank's determination of the adequacy of the allowance for loan losses, the Savings Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance at March 31, 1996 is sufficient to cover anticipated losses inherent in the loan portfolios.

          Nonaccrual loans at March 31, 1996 amounted to $30.6 million, or 1.8% of total loans, as compared to $30.4 million, or 1.8% of total loans, at September 30, 1995 and as compared to $38.2 million, or 2.4% of total loans, at March 31, 1995.

          The following table sets forth the Savings Bank's nonaccrual loans at the dates indicated:



                                                            March 31,   September 30,
                                                              1996          1995
                                                            --------    -------------
                                                                 (In Thousands)

Nonaccrual Loans
- ----------------
First mortgage loans:
  One to four family conventional residential........       $ 13,134      $ 13,391
  Commercial real estate..............................        15,250        14,447
                                                            --------      --------
                                                              28,384        27,838

Other loans - Cooperative residential loans...........         2,219         2,534
                                                            --------      --------
    Total nonaccrual loans............................      $ 30,603      $ 30,372
                                                            ========      ========



          The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms, was $803,000 and $966,000 for the three month periods ended March 31, 1996 and 1995, respectively. The amount of interest income that was recorded on these loans was $338,000 and $278,000 for the three month periods ended March 31, 1996 and 1995 respectively.

          Additionally, at March 31, 1996, the Savings Bank had $2.8 million in real estate owned as compared to $2.0 million at September 30, 1995 and as compared to $3.2 million at March 31, 1995. Further, at March 31, 1996 the Savings Bank also had 16 restructured commercial real estate loans amounting to approximately $7.6 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

          The Savings Bank also has $4.0 million of consumer and other loans which are past due 90 days and still accruing interest as of March 31, 1996. Of the $4.0 million, $2.9 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

          The Savings Bank's allowance for possible loan losses at March 31, 1996 was $20.6 million, which represented 67.3% of nonaccrual loans or 1.2% of total loans, compared to $21.3 million at September 30, 1995, which represented 70.0% of nonaccrual loans or 1.3% of total loans.

   Summary of Loan Loss Experience
   -------------------------------

          The following is a summary of the activity in the Savings Bank's allowance for possible loan losses for the quarters ended March 31:




                                                                                     1996         1995
                                                                                   --------     --------
                                                                                    (In Thousands)

   Allowance for possible loan losses, beginning of quarter.................      $ 20,723     $ 25,838
    Charge-offs:
    Commercial real estate..................................................           (44)        (160)
    Residential real estate.................................................          (178)        (134)
    Other loans.............................................................          (224)        (377)
                                                                                  --------     --------
     Total charge-offs......................................................          (446)        (671)
    Less recoveries - other loans...........................................            11           12
                                                                                  --------     --------
    Net charge-offs.........................................................          (435)        (659)
                                                                                  --------     --------
    Addition to allowance charged to expense................................           300          400
                                                                                  --------     --------
    Allowance for possible loan losses, end of quarter......................      $ 20,588     $ 25,579
                                                                                  ========     ========


   Net Interest  Income  After  Provision  for  Possible  Loan Losses
   ------------------------------------------------------------------

          Net interest income after provision for possible loan losses for the quarter ended March 31, 1996 amounted to $24.1 million, representing an increase of $.3 million from the quarter ended March 31, 1995. This increase primarily reflects a $63.0 million increase in average interest earning assets, which was partially offset by a 4 basis point decline in the Savings Bank's net interest margin from 3.74% in 1995 to 3.70% in 1996.

   Other Operating Income
   ----------------------

          Other operating income amounted to $4.1 million for the quarter ended March 31, 1996, compared to $.3 million for the prior year quarter, primarily reflecting a $2.7 million improvement in net gain (loss) on the sales of mortgage loans and securities available for sale, a $.4 million improvement in net real estate operations, and a $.4 million increase in banking related fees.

   Other Operating Expenses
   ------------------------

          Other operating expenses totaled $11.6 million, or 1.75% of average assets, during the quarter ended March 31, 1996, compared to $31.9 million during the quarter ended March 31, 1995, which included $19.0 million in merger and restructuring charges incurred in connection with the Hamilton
   Bancorp merger. Without the merger and restructuring expenses, other operating expenses would have totaled $12.9 million, or 1.96% of average assets, during the quarter ended March 31, 1995. Excluding the merger and restructuring expenses, other operating expenses declined $1.3 million for the current quarter compared to the comparable prior year quarter. This was primarily attributed to a $.5 million decrease in compensation and benefits and a $.4 million decrease in other expenses primarily as a result of consolidation efficiencies from the merger with Hamilton Bancorp in January 1995. Additionally, Federal deposit insurance premium expense was down by $.3 million, primarily reflecting the reduced premium relative to the Savings Bank's BIF insured deposits acquired in connection with its acquisition of Union Savings Bank in 1992.

   Income Tax Expense
   ------------------

          Income taxes increased $5.3 million to $7.3 million for an effective tax rate of 44.4% during the quarter ended March 31, 1996. The quarter ended March 31, 1995 included $2.0 million in income tax expense, which reflected the non-deductibility of certain merger and restructuring charges.

G. COMPARISON OF SIX MONTHS ENDED MARCH 31, 1996 AND 1995

   General
   -------

          New York Bancorp's net income for the six months ended March 31, 1996 was $17.0 million, or $1.40 per share, compared to a net loss of $3.3 million for the six months ended March 31, 1995, which included $16.8 million in non-recurring charges on an after-tax basis incurred in connection with the Hamilton Bancorp merger. Other comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income
   ---------------

          Interest income on interest-earning assets for the six months ended March 31, 1996 increased by $4.3 million, or 4.5%, to $100.8 million compared to the six months ended March 31, 1995. The increase in interest income is attributable to a $77.4 million increase in average interest-earning assets, coupled with a 10 basis point increase in yield.

          Interest and fee income on loans for the six months ended March 31, 1996 increased by $7.5 million, or 12.0%, to $69.6 million compared to $62.1 million for the same period in 1995. The increase in loan income reflects a $187.5 million increase in the average loan balance to $1.684 billion and a 48 basis point increase in yield on other loans which, however, were partially offset by a 14 basis point decline in yield on first mortgage loans. Interest on mortgage-backed securities for the six months ended March 31, 1996 decreased by $2.8 million to $28.2 million as compared to the same period in 1995. This decrease in income is primarily due to a $97.8 million decrease in the average balance which, however, was partially offset by a 9 basis point increase in yield. Money market investment income decreased $.4 million due to a $12.9 million decrease in the average balance and a 15 basis point decline in yield. Interest on trading account securities decreased $.3 million in the current six month period as compared to the prior year period as an increase in the yield of 26 basis points was more than offset by a decrease in the average balance of $12.7 million. The decrease in the average balance of money market investments and trading account securities is due to the Company investing these funds in higher yielding assets and/or utilizing the funds to reduce certain short-term borrowed funds. Interest and dividends on debt and equity securities increased by $.4 million to $2.8 million in the current six month period compared to $2.4 million in the comparable prior year period. The increase in such income is attributed to a $13.3 million increase in the average balance which, however, was partially offset by a 10 basis point decline in yield.

   Interest Expense
   ----------------

          Interest expense on interest-bearing liabilities for the six months ended March 31, 1996 increased by $5.1 million, or 10.6%, to $52.7 million compared to the six months ended March 31, 1995. The increase in interest expense for the six months primarily reflects an $89.8 million growth in average interest-bearing liabilities to $2.477 billion coupled with a 26 basis point increase in cost on interest-bearing liabilities to 4.26%. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $1.3 million for the six months ended March 31, 1996 and increase interest expense by $.1 million for the six months ended March 31, 1995.

          Interest expense on deposits increased by $.9 million to $31.2 million for the six months ended March 31, 1996, compared to the six months ended March 31, 1995. This 2.8% increase reflects a 13 basis point increase in the average cost of deposits from 3.45% in 1995 to 3.58% in 1996. This increase, however, was partially offset by a $19.2 million decrease in the average balance of deposits to $1.747 billion in 1996. Interest expense on borrowed funds increased $4.2 million to $21.5 million for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. This increase reflects a $109.1 million increase in the average balance of borrowed funds to $730.0 million, coupled with a 31 basis point increase in the average cost of borrowed funds from 5.58% in 1995 to 5.89% in 1996.

   Provision for Possible Loan Losses
   ----------------------------------

          Home Federal provided $.6 million and $.9 million for possible loan losses during the six months ended March 31, 1996 and 1995, respectively. The reduction in the provision for possible loan losses reflects the improvement in management's assessment for anticipated losses inherent in the loan portfolios.


   Net Interest Income After Provision for Possible Loan Losses
   ------------------------------------------------------------

          Net interest income after provision for possible loan losses for the six months ended March 31, 1996 amounted to $47.4 million, representing a decrease of $.4 million from the $47.8 million amount during the six months ended March 31, 1995. This decrease primarily reflects a 16 basis point decrease in the Savings Bank's net interest margin from 3.82% in 1995 to 3.66% in 1996, which was partially offset by a $77.4 million increase in average interest-earning assets.

   Other Operating Income
   ----------------------

          Other operating income amounted to $6.7 million for the six months ended March 31, 1996, compared to $1.5 million for the prior year period, primarily reflecting a $3.6 million improvement in net gain (loss) on the sales of mortgage loans and securities available for sale, a $.9 million increase in banking related fees, and a $.6 million improvement in net real estate operations.

   Other Operating Expenses
   ------------------------

          Other operating expenses totaled $23.5 million, or 1.76% of average assets, during the six months ended March 31, 1996, compared to $44.7 million the six months ended March 31, 1995, which included $19.0 million in merger and restructuring charges incurred in connection with the Hamilton Bancorp merger. Without the merger and restructuring expenses, other operating expenses would have totaled $25.7 million, or 1.99% of average assets during the six months ended March 31, 1995. Excluding the merger and restructuring expenses, other expenses declined $2.2 million for the current six month period compared to the prior year period. This was primarily attributed to a $1.2 million decrease in compensation and benefits and a $.5 million decrease in other expenses primarily as a result of consolidation efficiencies from the merger with Hamilton Bancorp in January 1995. Additionally, Federal deposit insurance premium expense decreased by $.5 million, primarily reflecting the reduced premium relative to the Savings Bank's BIF insured deposits acquired in connection with its acquisition of Union Savings Bank in 1992.

   Income Tax Expense
   ------------------

          Income taxes increased $5.6 million to $13.5 million for an effective tax rate of 44.3% during the six months ended March 31, 1996. The prior year period reflected the non-deductibility of certain merger and restructuring expenses and lower pre-tax income.

   H. SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial data.



                                                                           Three Months Ended           Six Months Ended
                                                                                March 31,                    March 31,
                                                                         -----------------------      -----------------------
                                                                           1996          1995           1996           1995
                                                                         ---------     ---------      ---------      --------
                                                                           (Dollars in Thousands, except per share amounts)

FINANCIAL RATIOS (1)
- --------------------
Average Yield:
   First mortgage loans......................................             8.10%           8.44%          8.15%          8.29%
   Other loans...............................................             8.72            8.40           8.83           8.35
   Money market investments..................................             5.40            5.80           5.39           5.54
   Trading account securities................................              N/A            5.95           5.70           5.44
   Debt and equity securities................................             6.25            6.57           6.44           6.54
   Mortgage-backed securities................................             6.70            6.58           6.64           6.55
      All interest-earning assets............................             7.65            7.67           7.67           7.57
Average cost:
   Deposits..................................................             3.54            3.56           3.58           3.45
   Borrowed funds............................................             5.75            5.83           5.89           5.58
      All interest-bearing liabilities.......................             4.19            4.17           4.26           4.00
Net interest rate spread.....................................             3.46            3.50           3.41           3.57
Net interest margin..........................................             3.70            3.74           3.66           3.82
Average interest-earning assets to
  average interest-bearing liabilities.......................           106.02          106.09         106.05         106.80
Return on average assets.....................................             1.37           (1.50)          1.27           (.26)
Return on average common equity..............................            22.95          (22.85)         21.45          (3.93)
Operating expense to average assets..........................             1.75            4.87           1.76           3.45
Equity to asset ratio at March 31............................             5.78            6.45           5.78           6.45
Cumulative one year gap as a percent of total
  interest-earning assets at March 31........................             +9.7%           -8.8%          +9.7%          -8.8%
SHARE INFORMATION:
- -----------------
   Earnings per share........................................           $  .76          $ (.73)        $ 1.40         $ (.25)
   Weighted average number of common shares
     and equivalents outstanding.............................       12,130,549      13,377,124     12,176,481     13,191,066
   Number of shares outstanding at March 31..................       11,724,647      13,523,935     11,724,647     13,523,935
   Book value per share at March 31..........................           $13.58          $12.59         $13.58         $12.59
NET INTEREST POSITION:
- ---------------------
   Excess of average interest-earning assets
     over average interest-bearing liabilities...............      $   148,721     $   146,909     $  149,953    $   162,401
LOAN HIGHLIGHTS:
- ---------------
   Loan originations.........................................      $    80,660     $   134,448     $  151,280    $   223,619
   Loan purchases............................................      $    82,804     $     5,506     $   91,315    $    14,112
   Loan sales................................................      $    18,880     $     4,827     $   35,176    $    18,893
   Loans serviced for others at March 31.....................      $   592,919     $   518,102     $  592,919    $   518,102
   Loan servicing fees.......................................      $       438     $       433     $      841    $       870
ADJUSTABLE RATE ASSETS AT MARCH 31:
- ----------------------------------
   First mortgage loans and mortgage-backed
     securities..............................................      $ 1,225,262     $   926,552     $1,225,262    $   926,552
   Other loans, money market investments, trading
     account securities and debt and equity securities.......      $   244,803     $   286,861     $  244,803    $   286,861
   Total adjustable rate assets as a percent
     of total interest-earning assets........................            54.61%          47.21%         54.61%         47.21%

- ----------------
(1)  Selected  financial  ratios  were  computed  using daily  average  balances and  annualized, where applicable.


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

       Not applicable


Item 5.  Other Information
- --------------------------

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    (a) Exhibits
        --------

        Exhibit
        Number                Description
        ------                -----------
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


    (b)  Reports on Form 8-K
         -------------------

         None

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NEW YORK BANCORP INC.
                                                    (Registrant)


Date:  May 14, 1996                      By:     /s/ Michael A. McManus, Jr.
                                            -----------------------------------
                                                     Michael A. McManus, Jr.
                                                     President and
                                                     Chief Executive Officer


Date:  May 14, 1996                      By:     /s/ Stan I. Cohen
                                            -----------------------------------
                                                     Stan I. Cohen
                                                     Senior Vice President,
                                                     Controller and Secretary