Form 10-Q
period 1996-06-30
NEW YORK BANCORP INC
filed 1996-08-02
CIK 820068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:                June 30, 1996
                              ---------------------
Commission File Number             1-11684
                              ---------------------


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

    Number of shares of common stock, par value $.01 per share, outstanding as of July 29, 1996: 11,269,558.

                              NEW YORK BANCORP INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                         Page
- ------------------------------                                         ----

  Item 1.   Financial Statements:

            Consolidated Statements of Financial Condition as
            of June 30, 1996 and September 30, 1995                     4

            Consolidated Statements of Income for the Three and
            Nine Months ended June 30, 1996 and 1995                    5

            Consolidated Statement of Changes in Shareholders'
            Equity for the Nine Months ended June 30, 1996              6

            Consolidated Statements of Cash Flows for the
            Nine Months ended June 30, 1996 and 1995                  7 - 8

            Notes to Consolidated Financial Statements                9 - 13

            Independent Auditors' Review Report                         3

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      14 - 28



PART II - OTHER INFORMATION
- ---------------------------

  Item 1.   Legal Proceedings                                           29

  Item 2.   Changes in Securities                                       29

  Item 3.   Defaults Upon Senior Securities                             29

  Item 4.   Submission of Matters to a Vote of Security Holder          29

  Item 5.   Other Information                                           29

  Item 6.   Exhibits and Reports on Form 8-K                            29

  Signature Page                                                        30

[KPMG Peat Marwick LLP LETTERHEAD]

  One Jericho Plaza
  Jericho, NY 11753




                    Independent Auditors' Review Report
                    -----------------------------------


To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of June 30, 1996, and for the three-and nine-month periods ended June 30, 1996 and 1995 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Effective October 1, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 (Accounting by Creditors for Impairment of a Loan), No. 118 (Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures) and No. 122 (Accounting for Mortgage Servicing Rights).

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

                                     /s/ KPMG Peat Marwick LLP

July 23, 1996



                     NEW YORK BANCORP INC. AND SUBSIDIARY
          ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           June 30,     September 30,
                                                             1996           1995
                                                          ----------    ------------
ASSETS
Cash and due from banks..............................      $   22,700    $   31,189
Money market investments.............................           6,500        13,915
Trading account securities...........................              --         2,003
Investment in debt and equity securities, net:
  Held to maturity (estimated market value of
   $1,159 and $21,107 at June 30, 1996
   and September 30, 1995, respectively).............           1,155        21,179
  Available for sale.................................          93,910        46,273
Mortgage-backed securities, net:
  Held to maturity (estimated market value of
   $544,834 and $637,503 at June 30, 1996
   and September 30, 1995, respectively).............         562,785       664,726
  Available for sale.................................         295,042       206,794
Federal Home Loan Bank stock.........................          30,944        20,288
Loans receivable, net:
  First mortgage loans...............................       1,580,451     1,389,776
  Other loans........................................         275,733       296,439
                                                           ----------    ----------
                                                            1,856,184     1,686,215
  Less allowance for possible loan losses............         (19,735)      (21,272)
                                                           -----------   ----------
   Total loans receivable, net.......................       1,836,449     1,664,943
Accrued interest receivable..........................          22,134        21,723
Premises and equipment, net..........................          12,839        12,851
Other assets.........................................          33,662        25,708
                                                           ----------    ----------
   Total assets......................................      $2,918,120    $2,731,592
                                                           ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits..........................................       $1,746,975    $1,748,874
  Borrowed funds.....................................         958,912       767,138
  Mortgagors' escrow payments........................           9,472        16,520
  Accrued expenses and other liabilities.............          44,387        42,674
                                                           ----------    ----------
   Total liabilities.................................       2,759,746     2,575,206
                                                           ----------    ----------
Commitments, contingencies and contracts (note 4)
SHAREHOLDERS' EQUITY (NOTES 4 AND 5):
  Preferred stock, $.01 par value, 2,000,000 shares
   authorized; none issued...........................              --            --
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 14,746,850 shares issued at June 30,
   1996 and September 30, 1995; 11,491,858 and
   12,138,974 shares outstanding at June 30, 1996
   and September 30, 1995, respectively..............             147           147
  Additional paid-in capital.........................          64,694        63,575
  Retained earnings, substantially restricted........         142,723       125,593
   Treasury stock, at cost, 3,254,992 and 2,607,876
   shares at June 30, 1996 and September 30, 1995,
   respectively .....................................         (48,335)      (33,740)
  Unrealized appreciation (depreciation) on
   securities available for sale, net of tax effect..            (855)          811
                                                           ----------    ----------
   Total shareholders' equity........................         158,374       156,386
                                                           ----------    ----------
   Total liabilities and shareholders' equity........      $2,918,120    $2,731,592
                                                           ==========    ==========

           See accompanying notes to consolidated financial statements.



                         NEW YORK BANCORP INC. AND SUBSIDIARY
                     ----- CONSOLIDATED STATEMENTS OF INCOME -----
                                     (UNAUDITED)

                                           Three Months Ended         Nine Months Ended
                                                June 30,                   June 30,
                                          --------------------       -------------------
                                           1996           1995         1996         1995
                                          -------      -------       --------     ------
                                               (In Thousands, except per share amounts)

INTEREST INCOME:
 Interest and fees on loans:
  First mortgage loans................    $29,952      $26,476        $86,814    $75,947
  Other loans.........................      6,085        6,716         18,799     19,355
                                          -------      -------        -------    -------
   Total interest and fees on loans...     36,037       33,192        105,613     95,302
 Mortgage-backed securities...........     14,708       14,847         42,874     45,834
 Debt and equity securities - taxable.      1,626        1,105          4,423      3,508
 Money market investments.............         21          366            219        926
 Trading account securities...........         --          204             13        559
                                          -------      -------        -------    -------
   Total interest income..............     52,392       49,714        153,142    146,129
                                          -------      -------        -------    -------
INTEREST EXPENSE:
 Deposits.............................     14,804       15,976         46,048     46,360
 Borrowed funds.......................     11,682       10,538         33,170     27,824
                                          -------      -------        -------    -------
   Total interest expense.............     26,486       26,514         79,218     74,184
                                          -------      -------        -------    -------
   Net interest income................     25,906       23,200         73,924     71,945
Provision for possible loan losses....       (300)        (400)          (900)    (1,300)
                                          --------     --------       --------   --------
   Net interest income after
    provision for possible loan
    losses............................     25,606       22,800         73,024     70,645
                                          -------      -------        -------    -------
OTHER OPERATING INCOME:
 Loan fees and service charges........        673          610          2,094      1,961
 Net gain (loss) on the sales of
  mortgage loans and securities
  available for sale..................        742          125          2,778     (1,391)
 Real estate operations, net..........       (253)          59           (340)      (660)
 Other................................      2,008        1,316          5,299      3,713
                                          -------      -------        -------    -------
   Total other operating income.......      3,170        2,110          9,831      3,623
                                          -------      -------        -------    -------
OTHER OPERATING EXPENSES:
 Compensation and benefits............      5,588        5,468         16,538     17,651
 Occupancy, net.......................      2,123        2,353          6,363      6,600
 Advertising and promotion............        761          476          2,210      1,907
 Federal deposit insurance premiums...        931        1,208          2,828      3,557
 Merger and restructuring.............         --           --             --     19,024
 Other................................      2,311        3,028          7,316      8,533
                                          -------      -------        -------    -------
   Total other operating expenses.....     11,714       12,533         35,255     57,272
                                          -------      -------        -------    -------
   Income before income tax expense...     17,062       12,377         47,600     16,996
                                          -------      -------        -------    -------
INCOME TAX EXPENSE:
 Federal expense......................      5,154        3,755         14,385      9,138
 State and local expense..............      2,278        1,703          6,581      4,276
                                          -------      -------        -------    -------
   Total income tax expense...........      7,432        5,458         20,966     13,414
                                          -------      -------        -------    -------
   Net income.........................    $ 9,630      $ 6,919        $26,634    $ 3,582
                                          =======      =======        =======    =======

EARNINGS PER COMMON SHARE.............      $ .81        $ .51         $ 2.21     $  .26

               See accompanying notes to consolidated financial statements.









                                             NEW YORK BANCORP INC. AND SUBSIDIARY
                            ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                                               NINE MONTHS ENDED JUNE 30, 1996
                                                         (UNAUDITED)



                                                                                       Unrealized
                                                                                      Appreciation
                                                                                     (Depreciation)
                                               Additional                             on Securities
                                   Common       Paid-in      Retained     Treasury      Available
                                    Stock        Capital     Earnings       Stock       for Sale        Total
                                   ------      ----------    --------     --------     ----------     ---------
                                               (Dollars in Thousands, Except Per Share Data)

Balance at September 30, 1995...    $ 147      $ 63,575      $ 125,593    $(33,740)     $  811       $  156,386

Net income for the nine months
 ended June 30, 1996............       --            --         26,634          --          --           26,634

Dividends declared on
 common stock...................       --            --         (7,000)         --          --           (7,000)

Purchase of 807,758 shares
 of treasury stock..............       --            --             --     (18,090)         --          (18,090)

Exercise of 160,642 shares
 of stock options and related
 tax benefits...................       --         1,119         (2,504)      3,495          --            2,110

Unrealized depreciation on
 securities transferred from
 held to maturity to
 available for sale.............       --            --             --          --        (223)            (223)

Change in unrealized
 appreciation (depreciation)
 on securities available for
 sale...........................       --            --             --          --      (1,443)          (1,443)
                                    -----      --------      ---------    --------      ------       ----------

Balance at June 30, 1996........    $ 147      $64,694       $142,723     $(48,335)     $ (855)      $  158,374
                                    =====      =======       ========     ========      ======       ==========

                            See accompanying notes to consolidated financial statements.




                         NEW YORK BANCORP INC. AND SUBSIDIARY
                   ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                       (UNAUDITED)

                                                               Nine Months Ended
                                                                    June 30,
                                                           -------------------------
                                                             1996             1995
                                                           ----------      ---------
                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................       $   26,634      $   3,582
                                                           ----------      ---------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................            1,611          1,560
    Amortization and accretion of deferred fees,
     discounts and premiums.........................            1,381          1,303
    Provision for possible loan losses..............              900          1,300
    Provision for losses on foreclosed real
     estate.........................................              488            326
    Net (gain) loss on sale of foreclosed real
     estate.........................................               89           (105)
    Net (gain) loss on sale of mortgage loans and
     securities available for sale..................           (2,778)         1,391
    Deferred income taxes...........................              769         (2,237)
    Amortization of ESOP and RRP compensation
     expense........................................               --            464
    Termination of ESOP & RRP.......................               --          4,992
    Net (increase) decrease in trading account......            2,003           (552)
    Increase in accrued interest receivable.........             (411)        (1,707)
    Increase (decrease) in accrued interest
     payable........................................             (452)           185
    Increase in accrued expenses and other
     liabilities....................................            3,050          2,659
    (Increase) decrease in other assets.............             (846)           378
                                                           ----------      ---------
    Total adjustments...............................            5,804          9,957
                                                           ----------      ---------
   Net cash provided by operating activities........           32,438         13,539
                                                           ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal payments on loans......................          216,640        136,777
   Principal payments on mortgage-backed
    securities......................................           74,770         55,072
   Principal payments, maturities and calls on debt
    and equity securities...........................           56,427         15,284
   Proceeds on sales of loans.......................           41,858         26,255
   Proceeds on sales of mortgage-backed securities
    available for sale..............................           83,767         77,279
   Proceeds on sales of debt and equity securities
    available for sale..............................            2,719          6,415
   Investment in first mortgage loans...............         (453,763)      (274,430)
   Investment in other loans........................          (45,157)       (55,755)
   Investment in mortgage-backed securities
    available for sale..............................          (82,445)       (45,789)
   Investment in debt and equity securities
    available for sale..............................          (91,708)       (22,166)
   Proceeds on sales of foreclosed real estate......            2,206          6,794
   Net purchases of Federal Home Loan Bank stock....          (10,656)           990
   Net purchases of premises and equipment..........           (1,599)          (837)
   Proceeds from sale of interest rate floor
    agreements......................................               --         10,835
   Investment in interest rate floor agreements.....               --         (2,265)
                                                           ----------      ---------
   Net cash used in investing activities............         (206,941)       (65,541)
                                                           ----------      ---------

                                    (Continued)




                        NEW YORK BANCORP INC. AND SUBSIDIARY
                  ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                  (CONTINUED)

                                                               Nine Months Ended
                                                                   June 30,
                                                           ------------------------
                                                             1996             1995
                                                           ----------    ----------
                                                                 (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in non-interest bearing
    demand, savings, money market, and NOW
    accounts........................................       $   15,017    $(167,847)
   Net increase (decrease) in time deposits ........          (16,916)     134,538
   Net increase (decrease) in borrowings with
    original maturities of three months or less.....         (155,176)     172,146
   Proceeds from long-term borrowings...............          532,625           --
   Repayment of long-term borrowings................         (185,675)     (50,892)
   Purchase of common stock for treasury or
    retirement......................................          (18,090)     (22,248)
   Payment of common stock dividends................           (7,129)      (5,628)
   Exercise of stock options........................              991          828
   Proceeds from sale of treasury stock.............               --        4,530
   Decrease in mortgagors' escrow accounts..........           (7,048)      (4,598)
                                                           ----------    ---------
   Net cash provided by financing activities........          158,599       60,829
                                                           ----------    ---------
   Net increase (decrease) in cash and cash
    equivalents.....................................          (15,904)       8,827
   Hamilton Bancorp, Inc. net cash flows for the
    three months ended December 31, 1994............               --       (5,771)
   Cash and cash equivalents at beginning of
    period..........................................           45,104       41,865
                                                           ----------    ---------
   Cash and cash equivalents at end of period.......       $   29,200    $  44,921
                                                           ==========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid....................................       $   81,619    $  72,589
                                                           ==========    =========
   Income taxes paid................................       $   19,183    $  14,908
                                                           ==========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
   Transfer of loans to real estate owned...........       $    3,380    $   3,277
                                                           ==========    =========
   Transfer of mortgage-backed securities available
    for sale to mortgage-backed securities held to
    maturity........................................       $   15,421    $      --
                                                           ==========    =========

   Transfer of  mortgage-backed  securities held
    to maturity to  mortgage-backed securities
    available for sale..............................       $   84,109    $  69,817
                                                           ==========    =========
   Transfer of debt and equity  securities  held
    to maturity to debt and equity securities
    available for sale..............................       $   15,000    $   7,465
                                                           ==========    =========
   Securitization and transfer of loans to
    mortgage-backed securities available for sale...       $   65,364    $  11,418
                                                           ==========    =========

          See accompanying notes to consolidated financial statements.


                      NEW YORK BANCORP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Savings Bank") and Subsidiaries, as of June 30, 1996 and September 30, 1995 and for the three and nine month periods ended June 30, 1996 and 1995.

         On October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118") which amended SFAS No. 114, (collectively the "Statements"). Under the Statements, a loan is considered impaired when it is probable that the Company, based upon current information, will not collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Certain loans are exempt from the provisions of the Statements, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment which, for the Company, include one-to-four family first mortgage loans and consumer and commercial loans whose principal balance is less than $500,000, other than those modified in a troubled debt restructuring (TDR). A loan is considered a TDR by the Company when modifications of a concessionary nature are made to the loan's original contractual terms due to the borrower's financial difficulties. The Statements require that impaired loans that are within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

         Loans reviewed for impairment by the Company are limited to one-to-four family first mortgage loans and consumer and commercial loans in excess of $500,000, loans modified in a TDR, and commercial real estate loans. At June 30, 1996, the measurement value of the Company's impaired loans was based upon the estimated market value of the underlying collateral. The Company's impaired loan identification and measurement processes are conducted in conjunction with the Company's review of classified assets and adequacy of its allowance for loan losses. Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, and debt coverage. Cash receipts on an impaired loan are applied to principal and interest in accordance with the contractual terms of the loan unless full payment of principal is not expected, in which case the full payment is applied as a reduction of the carrying value of the loan. If the estimated market value of the underlying collateral, including guarantees, is less than the principal balance of an impaired loan, a loss is either charged to the allowance for possible loan losses or an impairment reserve is allocated to reduce the book value of the loan to the estimated market value of the underlying collateral.

         Interest income on impaired loans is recorded on a cash basis, except for a TDR which has performed under its restructured terms for at least six months, at which time the accrual basis is utilized.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


NOTE 3:  LOANS RECEIVABLE, NET

         In connection with the adoption of SFAS Nos. 114 and 118, at June 30, 1996, the Company's recorded investment in impaired loans was $13.8 million, all of which were on nonaccrual status. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at June 30, 1996. Interest income of $.1 million and $.3 million was recognized on these loans during the three and nine months ended June 30, 1996, respectively. This represents actual interest payments received. The average recorded investment in impaired loans during the three and nine months ended June 30, 1996 amounted to $14.8 million and $14.5 million, respectively. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.


NOTE 4:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

         At June 30, 1996, Home Federal had commitments of $104.3 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $85.7 million and fixed rate mortgage loans with interest rates ranging from 7.125% to 10.25%, represented $18.6 million. Home Federal also had commitments to sell $8.5 million of qualified fixed rate first mortgage loans at prices which approximate the carrying value of the loans.

         The Savings Bank is a party to interest rate swap arrangements to extend the repricing or maturity of its liabilities in order to create a more consistent and predictable interest rate spread. At June 30, 1996, outstanding notional amounts of interest rate swap arrangements totaled $635.0 million as follows:



                               Fixed          Variable
               Notional    Interest Rate    Interest Rate
                Amount        Paying         Receiving         Maturity
               -------     -------------   --------------    -----------
             $  35,000        6.515%           5.000%       September 1996
               100,000        5.260%           5.496%       December 1996 (1)
               100,000        5.265%           5.496%       December 1996 (1)
                50,000        4.785%           5.496%       June 1997 (2)
                50,000        4.780%           5.496%       June 1997
                50,000        4.770%           5.496%       June 1997
                50,000        4.774%           5.496%       June 1997 (2)
                50,000        4.748%           5.496%       June 1997
                50,000        4.743%           5.496%       June 1997 (2)
                50,000        4.700%           5.496%       June 1997
                50,000        4.700%           5.496%       June 1997 (2)
             ---------
             $ 635,000
             =========

         -----------
         (1)  These  $200  million  in  interest  rate swaps  have been extended through  June 1997  whereby  the fixed  interest  pay rate will be
              4.69% beginning in December 1996.
         (2)  In  an  effort to  secure  the  hedge  position  provided  against interest rate risk,  the Savings Bank in July 1996  terminated its position as a party to $200.0  million of interest  rate swaps for the six month period  December 1996 through June 1997. The gain of
              $1.5 million from these  terminated  interest  rate swaps is being deferred, and will be amortized as a reduction of interest expense over the period December 1996 through June 1997.

              At June 30, 1996, the Savings Bank was servicing first mortgage loans of approximately $577.6 million, which are either partially or wholly-owned by others.


NOTE 5:  STOCK REPURCHASE PLAN

         During the quarter ended June 30, 1996, New York Bancorp repurchased 260,952 shares under its present stock repurchase plan, bringing total purchases during the current fiscal year to 807,758 shares. At June 30, 1996, the total number of Treasury shares amounted to 3,254,992. Additionally, at June 30, the Company had authority to repurchase up to an additional 579,520 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

NOTE 6:  RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The Statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Statement establishes accounting standards for, among other things, the impairment of long-lived assets. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon a review of the Statement, management does not believe that the adoption of SFAS No. 121 would have a materially adverse effect on the Company. The Company is planning to implement this Statement on October 1, 1996.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Statement is effective for fiscal years beginning after December 15, 1995. The Statement establishes accounting and reporting standards for stock-based employee compensation awards granted in fiscal years that begin after December 15, 1994. Examples of such plans are stock purchase plans, stock options, restricted stock, and stock appreciation rights. The Statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. Entities may elect, however, to remain with previous accounting standards which do not require the fair value method of accounting. Those entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in the Statement were adopted. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Management has not yet performed a review to determine the effect this Statement could have on the Company. The Company plans to implement this Statement on October 1, 1996.


NOTE 7:  PROPOSED LEGISLATIVE MATTERS

         Proposed Federal legislation would provide for a one-time, special assessment on all SAIF insured deposits of approximately $.85 per $100 of deposits. If the assessment is made at the proposed rates, the effect on the Savings Bank would be a charge in the period enacted of approximately $6.8 million on an after-tax basis, based on total insured deposits as of March 31, 1995. It is anticipated that if the one-time assessment is levied, the Savings Bank may see a decrease in the annual deposit insurance premium in future periods.

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

          On January 27, 1995, Hamilton Bancorp, Inc. was merged with and into New York Bancorp. The merger was accounted for as a pooling of interests, and as a result, the Company's consolidated financial statements for the nine months ended June 30, 1995 includes the consolidated amounts of Hamilton Bancorp, Inc. for that same period.

B. FINANCIAL POSITION

          Total assets at June 30, 1996 amounted to approximately $2.9 billion. This $186.5 million increase in total assets from the amount reported at September 30, 1995 is primarily attributable to a $171.5 million increase in loans receivable which was primarily funded through a $191.8 million increase in borrowed funds. As permitted under guidance issued by the Financial Accounting Standards Board in November 1995, during the quarter ended December 31, 1995, the Company transferred $99.1 million of its mortgage-backed securities and debt and equity securities previously classified as held to maturity to the available for sale classification. Additionally, mortgage-backed securities with a carrying value and market value of approximately $15.4 million, previously classified as available for sale, were transferred to the held to maturity portfolio.

C. ASSET/LIABILITY MANAGEMENT

          The Company is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. The Company utilizes gap management as part of its approach to controlling interest rate risk and maximizing net interest margin. The Company does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Company's cumulative one year gap as a percent of total interest-earning assets amounted to a negative 14.0% at June 30, 1996 as compared to a positive 9.7% at March 31, 1996 and a negative 12.5% at September 30, 1995. The shift in the one year gap during the current quarter reflected the effect of $600 million in interest rate swaps which at June 30, 1996 had a remaining maturity of 11 1/2 months, compared to 14 1/2 months at March 31, 1996.

           A negative gap denotes liability sensitivity which in a given period will result in more liabilities than assets being subject to repricing. Generally, liability sensitive gaps would result in a net positive effect on net interest margin and, consequently, net income in a declining interest rate environment. Alternatively, liability sensitive gaps would generally result in a net negative effect on net interest margin and, consequently, net income in an increasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. The Company's net interest margin increased to 3.74% in the third quarter of fiscal year 1996, compared to 3.58% in the third quarter of fiscal year 1995. In addition, the net interest margin of 3.74% for the current quarter reflects a 4 basis point increase from the net margin of 3.70% for the quarter ended March 31, 1996.

          At June 30, 1996, the Savings Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At June 30, 1996, 56.6% of such interest-earning assets were adjustable rate assets.

          Within the framework of the targeted one year gap, the Savings Bank may choose to extend the maturity of its funding source and/or reduce the repricing mismatches by using interest rate swaps and financial futures arrangements. At June 30, 1996 Home Federal maintained interest rate swap arrangements with a notional amount of $635.0 million as follows:



                             Fixed          Variable
               Notional   Interest Rate   Interest Rate
               Amount       Paying         Receiving          Maturity
               --------   -------------   -------------     -----------
             $  35,000      6.515%          5.000%         September 1996
               100,000      5.260%          5.496%         December 1996 (1)
               100,000      5.265%          5.496%         December 1996 (1)
                50,000      4.785%          5.496%         June 1997 (2)
                50,000      4.780%          5.496%         June 1997
                50,000      4.770%          5.496%         June 1997
                50,000      4.774%          5.496%         June 1997 (2)
                50,000      4.748%          5.496%         June 1997
                50,000      4.743%          5.496%         June 1997 (2)
                50,000      4.700%          5.496%         June 1997
                50,000      4.700%          5.496%         June 1997 (2)
             ---------
             $ 635,000
             =========

   -------------
   (1) These $200 million in interest rate swaps have been extended through June
       1997  whereby  the fixed  interest  pay rate will be 4.69%  beginning  in
       December 1996.
   (2) In an effort to secure the hedge position  provided against interest rate risk, the Savings Bank in July 1996 terminated its position as a party to
       $200.0  million of interest rate swaps for the six month period  December
       1996  through June 1997.  The gain of $1.5 million from these  terminated interest  rate  swaps  is being  deferred,  and  will be  amortized  as a reduction of interest  expense over the period December 1996 through June
       1997.


          In connection with its asset/liability management strategy, the Savings Bank also uses interest rate cap and interest rate floor arrangements to assist in further insulating the Savings Bank from volatile interest rate changes. At June 30, 1996, the amount of unamortized gain on terminated interest rate floor arrangements amounted to $5.1 million.

          At June 30, 1996 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through October 1999. The Savings Bank uses stock indexed call options for purposes of hedging its MarketSmart CD's and MarketSmart I.R.A. CD's. The Savings Bank ceased offering MarketSmart CD's during fiscal year 1995 due to its inability to purchase stock indexed call options.

D. LIQUIDITY AND CAPITAL RESOURCES

          Home Federal is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Savings Bank's ratio was 5.15% during June 1996 and 5.28% during September 1995.

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

          During the quarter ended June 30, 1996, New York Bancorp repurchased 260,952 shares under its present stock repurchase plan, bringing total purchases during the current fiscal year to 807,758 shares. At June 30, 1996, the total number of Treasury shares amounted to 3,254,992. Additionally, at June 30, 1996, the Company had authority to repurchase up to an additional 579,520 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

          As of June 30, 1996, Home Federal continues to exceed all regulatory capital requirements as detailed in the following table:


                            TANGIBLE CAPITAL      CORE CAPITAL (1)     RISK-BASED CAPITAL (2)
                           -------------------   ------------------   -----------------------
                            Amount  Percentage    Amount Percentage    Amount    Percentage
                           -------- ----------   ------- ----------   --------  -------------
                                               (Dollars in Thousands)

Capital for regulatory
 purposes............      $142,605    4.89%     $142,605    4.89%    $152,642     11.00%

Minimum regulatory
 requirement.........        43,783    1.50        87,566    3.00      111,056      8.00
                           --------    ----      --------    ----     --------     -----

Excess...............      $ 98,822    3.39%     $ 55,039    1.89%    $ 41,586      3.00%
                           ========    ====      ========    ====     ========     =====

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


                                                            Quarter Ended June 30,
                                           ------------------------------------------------------------
                                                       1996                            1995
                                           ----------------------------    ----------------------------
                                            Average              Yield/      Average             Yield/
                                            Balance    Interest   Cost       Balance   Interest   Cost
                                           --------    --------  ------    ----------  --------  ------
                                                              (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans.............      $1,495,526  $ 29,952   8.01%    $ 1,272,994  $26,476    8.32%
    Other loans......................         277,095     6,085   8.81         308,879    6,716    8.71
    Mortgage-backed securities.......         876,543    14,708   6.71         907,686   14,847    6.54
    Debt and equity securities.......         105,966     1,626   6.15          62,680    1,105    7.06
    Money market investments.........           1,588        21   5.21          24,070      366    6.10
    Trading account securities.......              --        --     --          13,391      204    6.09
                                           ----------   -------            -----------  -------
  Total interest-earning assets......       2,756,718    52,392   7.61       2,589,700   49,714    7.68
                                                        -------                         -------
  Non-interest-earning assets........          49,241                           39,746
                                           ----------                      -----------
    Total assets..........                 $2,805,959                      $ 2,629,446
                                           ==========                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits.........................      $1,752,352    14,804   3.40     $ 1,751,044   15,976    3.66
    Borrowed funds...................         854,455    11,682   5.49         681,729   10,538    6.20
                                           ----------   -------            -----------  -------
  Total interest-bearing
   liabilities.......................       2,606,807    26,486   4.08       2,432,773   26,514    4.37
                                                        -------                         -------
  Other liabilities..................          39,675                           29,792
                                           ----------                      -----------
    Total liabilities................       2,646,482                        2,464,565
  Shareholders' equity...............         159,477                          166,881
                                           ----------                      -----------
    Total liabilities and
     shareholders' equity............      $2,805,959                      $ 2,629,446
                                           ==========                      ===========
NET INTEREST INCOME/INTEREST RATE
 SPREAD..............................                   $25,906   3.53%                 $23,200    3.31%
                                                        ======= ======                  =======  ======
NET EARNING ASSETS/NET
 INTEREST MARGIN..........                 $  149,911             3.74%    $   156,927             3.58%
                                           ==========           ======     ===========           ======
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES.....                           105.75%                          106.45%
                                                                ======                           ======




                                                            Nine Months Ended June 30,
                                           ------------------------------------------------------------
                                                      1996                            1995
                                           ----------------------------    ----------------------------
                                            Average              Yield/      Average             Yield/
                                            Balance    Interest   Cost       Balance   Interest   Cost
                                           --------    --------  ------    ----------  --------  ------
                                                                 (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans...............    $1,428,928  $ 86,814    8.10%   $ 1,219,910  $75,947    8.30%
    Other loans........................       284,463    18,799    8.82        305,038   19,355    8.47
    Mortgage-backed securities.........       857,475    42,874    6.67        933,073   45,834    6.55
    Debt and equity securities.........        93,208     4,423    6.33         69,936    3,508    6.69
    Money market investments...........         5,438       219    5.38         21,529      926    5.75
    Trading account securities.........           293        13    5.70         13,202      559    5.66
                                           ----------  --------            -----------  -------
  Total interest-earning assets........     2,669,805   153,142    7.65      2,562,688  146,129    7.60
                                                       --------                         -------
  Non-interest-earning assets..........        49,523                           40,900
                                           ----------                      -----------
    Total assets.......................    $2,719,328                      $ 2,603,588
                                           ----------                      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits...........................    $1,748,528    46,048    3.52    $ 1,761,082   46,360    3.52
    Borrowed funds.....................       771,339    33,170    5.74        641,197   27,824    5.80
                                           ----------  --------            -----------  -------
  Total interest-bearing liabilities...     2,519,867    79,218    4.20      2,402,279   74,184    4.13
                                                       --------                         -------
  Other liabilities....................        40,598                           32,879
                                           ----------                      -----------
    Total liabilities..................     2,560,465                        2,435,158
  Shareholders' equity.................       158,863                          168,430
                                           ----------                      -----------
    Total liabilities and
     shareholders' equity..............    $2,719,328                      $ 2,603,588
                                           ==========                      ===========
NET INTEREST INCOME/INTEREST RATE
 SPREAD................................                $ 73,924    3.45%                $71,945    3.47%
                                                       ========    ====                 =======    ====
NET EARNING ASSETS/NET
 INTEREST MARGIN.......................    $ 149,938               3.69%   $   160,409             3.74%
                                           =========               ====    ===========             ====
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES.......                          105.95%                         106.68%
                                                                 ======                          ======

F. COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

   General
   -------

          New York Bancorp's net income for the quarter ended June 30, 1996 was $9.6 million, or $.81 per share, compared to net income of $6.9 million, or $.51 per share, for the quarter ended June 30, 1995. Comments regarding the components of net income are detailed in the following paragraphs.


   Interest Income
   ---------------

          Interest income on interest-earning assets for the quarter ended June 30, 1996 increased by $2.7 million, or 5.4%, to $52.4 million compared to the quarter ended June 30, 1995. The increase in interest income is attributable to a $167.0 million increase in average interest-earning assets which, however, was partially offset by a 7 basis point decline in yield.

          Interest and fee income on loans for the quarter ended June 30, 1996 increased by $2.8 million, or 8.6%, to $36.0 million compared to $33.2 million for the same quarter in 1995. The increase in loan income reflects a $190.7 million increase in the average loan balance to $1.773 billion and a 10 basis point increase in yield on other loans which, however, were partially offset by a 31 basis point decline in yield on first mortgage loans. Interest on mortgage-backed securities for the quarter ended June 30, 1996 decreased by $.1 million to $14.7 million as compared to the same quarter in 1995. This decrease in income is primarily due to a $31.1 million decrease in the average balance which, however, was partially offset by a 17 basis point increase in yield. Interest and dividends on debt and equity securities increased by $.5 million to $1.6 million in the current quarter compared to $1.1 million in the comparable prior year quarter. The increase in such income is attributed to a $43.3 million increase in the average balance, partially offset by a 91 basis point decline in yield. Money market investment income decreased $.3 million as an 89 basis point decrease in yield was coupled with a $22.5 million decrease in the average balance. Interest on trading account securities decreased $.2 million in the current quarter as compared to the prior year period as funds were not maintained in a trading account in the current period. The decrease in the average balance of money market investments and trading account securities is due to the Company investing these funds in higher yielding assets and/or utilizing the funds to reduce certain short-term borrowed funds.

   Interest Expense
   ----------------

          Interest expense on interest-bearing liabilities for the quarter ended June 30, 1996 amounted to $26.5 million, unchanged from the quarter ended June 30, 1995, as a $174.0 million increase in the average balance was offset by a 29 basis point decline in the cost on interest-bearing liabilities. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $.9 million for the quarter ended June 30, 1996 and decrease interest expense by $.5 million for the quarter ended June 30, 1995. Further, the impact of the Savings Bank's use of reverse repurchase agreements with imbedded interest rate caps, all of which had matured by June 30, 1995, was to decrease interest expense by $.1 million during the quarter ended June 30, 1995.

          Interest expense on deposits decreased by $1.2 million to $14.8 million for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. The average cost of deposits declined 26 basis points from 3.66% in 1995 to 3.40% in 1996, which more than offset an increase in the average balance of deposits of $1.3 million to $1.752 billion during the quarter ended June 30, 1996. Interest expense on borrowed funds increased $1.2 million to $11.7 million for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. This increase reflects a $172.7 million increase in the average balance of borrowed funds to $854.5 million which, however, was partially offset by a 71 basis point decline in the average cost of borrowed funds from 6.20% during the quarter ended June 30, 1995 to 5.49% during the quarter ended June 30, 1996.

   Provision for Possible Loan Losses
   ----------------------------------

          Home Federal provided $.3 million and $.4 million for possible loan losses during the quarters ended June 30, 1996 and 1995, respectively. The Savings Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 72.9% and 66.3% at June 30, 1996 and 1995, respectively.

          At June 30, 1996, the Company's recorded investment in impaired loans was $13.8 million, all of which were on nonaccrual status. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at June 30, 1996. Interest income of $.1 million was recognized on these loans during the quarter ended June 30, 1996. This represents actual interest payments received. The average recorded investment in impaired loans during the current quarter was $14.8 million. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

          As part of the Savings Bank's determination of the adequacy of the allowance for possible loan losses, the Savings Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance at June 30, 1996 is sufficient to cover anticipated losses inherent in the loan portfolios.

          Nonaccrual loans at June 30, 1996 amounted to $27.1 million, or 1.5% of total loans, as compared to $30.4 million, or 1.8% of total loans, at September 30, 1995 and as compared to $37.0 million, or 2.3% of total loans, at June 30, 1995.

          The following table sets forth the Savings Bank's nonaccrual loans at the dates indicated:


                                                        June 30,   September 30,
                                                          1996         1995
                                                       ----------  -------------
                                                            (In Thousands)
Nonaccrual Loans
- ----------------
First mortgage loans:
  One to four family conventional residential.....      $11,557      $13,391
  Commercial real estate..........................       13,796       14,447
                                                        -------      -------
                                                         25,353       27,838

Other loans - Cooperative residential loans.......        1,718        2,534
                                                        -------      -------
    Total nonaccrual loans........................      $27,071      $30,372
                                                        =======      =======

          The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms, was $706,000 and $977,000 for the three month periods ended June 30, 1996 and 1995, respectively. The amount of interest income that was recorded on these loans was $237,000 and $292,000 for the three month periods ended June 30, 1996 and 1995 respectively.

          Additionally, at June 30, 1996, the Savings Bank had $2.7 million in real estate owned as compared to $2.0 million at September 30, 1995 and as compared to $2.6 million at June 30, 1995. Further, at June 30, 1996 the Savings Bank also had 15 restructured commercial real estate loans amounting to approximately $5.8 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

          The Savings Bank also has $4.7 million of consumer and other loans which are past due 90 days and still accruing interest as of June 30, 1996. Of the $4.7 million, $3.6 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

          The Savings Bank's allowance for possible loan losses at June 30, 1996 was $19.7 million, which represented 72.9% of nonaccrual loans or 1.1% of total loans, compared to $21.3 million at September 30, 1995, which represented 70.0% of nonaccrual loans or 1.3% of total loans.

   Summary of Loan Loss Experience
   -------------------------------

          The following is a summary of the activity in the Savings Bank's allowance for possible loan losses for the quarters ended June 30:


                                                                1996         1995
                                                               ------       ------
                                                                 (In Thousands)

Allowance for possible loan losses, beginning of quarter...    $20,588     $25,579
 Charge-offs:
 Commercial real estate....................................       (134)       (625)
 Residential real estate...................................       (394)       (421)
 Other loans...............................................       (640)       (472)
                                                               -------     -------
  Total charge-offs........................................     (1,168)     (1,518)
 Less recoveries - other loans.............................         15          49
                                                               -------     -------
 Net charge-offs...........................................     (1,153)     (1,469)
                                                               -------     -------
 Addition to allowance charged to expense..................        300         400
                                                               -------     -------
 Allowance for possible loan losses, end of quarter........    $19,735     $24,510
                                                               =======     =======

          The charge-offs recorded in each of the quarters shown above primarily relate to delinquent loans for which reserves had been provided in prior periods. Upon resolution of these delinquent loans, the loss incurred was charged to the allowance.

   Net Interest Income After Provision for Possible Loan Losses
   ------------------------------------------------------------

          Net interest income after provision for possible loan losses for the quarter ended June 30, 1996 amounted to $25.6 million, representing an increase of $2.8 million from the quarter ended June 30, 1995. This increase reflects a $167.0 million increase in average interest earning assets and a 16 basis point increase in the Savings Bank's net interest margin from 3.58% in 1995 to 3.74% in 1996.

   Other Operating Income
   ----------------------

          Other operating income amounted to $3.2 million for the quarter ended June 30, 1996, reflecting an increase of 50.2% compared to $2.1 million for the prior year quarter. This improvement primarily reflects a $.6 million increase in net gain on the sales of mortgage loans and securities available for sale and a $.7 million, or 52.6% increase in banking related fees from the prior year's comparable quarter. Included in the $.7 million net gain on the sales of mortgage loans and securities available for sale during the current quarter is $1.1 million reflecting the gain on sale of 145,000 of the 377,560 shares of North Side Savings Bank owned by the Company.

   Other Operating Expenses
   ------------------------

          Other operating expenses totaled $11.7 million, or 1.68% of average assets, during the quarter ended June 30, 1996, compared to $12.5 million, or 1.91% of average assets during the quarter ended June 30, 1995. The decrease of $.8 million, or 6.5%, was primarily attributed to a $.7 million decrease in other expenses as a result of certain cost reductions achieved in connection with the merger of Hamilton Bancorp in January 1995. Additionally, Federal deposit insurance premium expense was down by $.3 million, primarily reflecting the reduced premium relative to the Savings Bank's BIF insured deposits acquired in connection with its acquisition of Union Savings Bank in 1992.

   Income Tax Expense
   ------------------

          Income taxes increased $2.0 million to $7.4 million for an effective tax rate of 43.6% during the quarter ended June 30, 1996 versus an effective tax rate of 44.1% during the quarter ended June 30, 1995.

G. COMPARISON OF NINE MONTHS ENDED JUNE 30, 1996 AND 1995

   General
   -------

          New York Bancorp's net income for the nine months ended June 30, 1996 was $26.6 million, or $2.21 per share, compared to net income of $3.6 million, or $.26 per share, for the nine months ended June 30, 1995, which included $16.8 million in non-recurring charges, on an after-tax basis, incurred in connection with the Hamilton Bancorp merger. Other comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income
   ---------------

          Interest income on interest-earning assets for the nine months ended June 30, 1996 increased by $7.0 million, or 4.8%, to $153.1 million compared to the nine months ended June 30, 1995. The increase in interest income is attributable to a $107.1 million increase in average interest-earning assets, coupled with a 5 basis point increase in yield.

          Interest and fee income on loans for the nine months ended June 30, 1996 increased by $10.3 million, or 10.8%, to $105.6 million compared to $95.3 million for the same period in 1995. The increase in loan income reflects a $188.4 million increase in the average loan balance to $1.713 billion and a 35 basis point increase in yield on other loans which, however, were partially offset by a 20 basis point decline in yield on first mortgage loans. Interest on mortgage-backed securities for the nine months ended June 30, 1996 decreased by $3.0 million to $42.9 million as compared to the same period in 1995. This decrease in income is due to a $75.6 million decrease in the average balance which, however, was partially offset by a 12 basis point increase in yield. Interest and dividends on debt and equity securities increased by $.9 million to $4.4 million in the current nine month period compared to $3.5 million in the comparable prior year period. The increase in such income is attributed to a $23.3 million increase in the average balance which, however, was partially offset by a 36 basis point decline in yield. Money market investment income decreased $.7 million due to a $16.1 million decrease in the average balance and a 37 basis point decline in yield. Interest on trading account securities decreased $.5 million in the current nine month period as compared to the prior year period as an increase in the yield of 4 basis points was more than offset by a decrease in the average balance of $12.9 million. The decrease in the average balance of money market investments and trading account securities is due to the Company investing these funds in higher yielding assets and/or utilizing the funds to reduce certain short-term borrowed funds.

   Interest Expense
   ----------------

          Interest expense on interest-bearing liabilities for the nine months ended June 30, 1996 increased by $5.0 million, or 6.8%, to $79.2 million compared to the nine months ended June 30, 1995. The increase in interest expense for the nine months primarily reflects a $117.6 million growth in average interest-bearing liabilities to $2.520 billion coupled with a 7 basis point increase in cost on interest-bearing liabilities to 4.20%. The impact of the Savings Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $2.2 million for the nine months ended June 30, 1996 and decrease interest expense by $.4 million for the nine months ended June 30, 1995. Further, the impact of the Savings Bank's use of reverse repurchase agreements with imbedded interest rate caps, all of which had matured by June 30, 1995, was to decrease interest expense by $1.5 million during the nine month period ended June 30, 1995.

          Interest expense on deposits decreased by $.3 million to $46.0 million for the nine months ended June 30, 1996, compared to the nine months ended June 30, 1995. This decrease is attributed to a $12.6 million decrease in the average balance of deposits to $1.749 billion, as the average cost of deposits remained unchanged at 3.52% in the current nine month period compared to the prior year period. Interest expense on borrowed funds increased $5.3 million to $33.2 million for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. This increase reflects a $130.1 million increase in the average balance of borrowed funds to $771.3 million, which, however, was partially offset by a 6 basis point decrease in the average cost of borrowed funds from 5.80% in 1995 to 5.74% in 1996.

   Provision for Possible Loan Losses
   ----------------------------------

          Home Federal provided $.9 million and $1.3 million for possible loan losses during the nine months ended June 30, 1996 and 1995, respectively. The reduction in the provision for possible loan losses reflects the improvement in management's assessment for anticipated losses inherent in the loan portfolios.


   Net Interest Income After Provision for Possible Loan Losses
   ------------------------------------------------------------

          Net interest income after provision for possible loan losses for the nine months ended June 30, 1996 amounted to $73.0 million, representing an increase of $2.4 million from the $70.6 million amount during the nine months ended June 30, 1995. This increase primarily reflects a $107.1 million increase in average interest-earning assets which was partially offset by a 5 basis point decrease in the Savings Bank's net interest margin from 3.74% in 1995 to 3.69% in 1996.

   Other Operating Income
   ----------------------

          Other operating income amounted to $9.8 million for the nine months ended June 30, 1996, compared to $3.6 million for the prior year period, primarily reflecting a $4.2 million improvement in net gain (loss) on the sales of mortgage loans and securities available for sale, a $1.6 million increase in banking related fees, and a $.3 million improvement in net real estate operations.

   Other Operating Expenses
   ------------------------

          Other operating expenses totaled $35.3 million, or 1.73% of average assets, during the nine months ended June 30, 1996, compared to $57.3 million for the nine months ended June 30, 1995, which included $19.0 million in merger and restructuring charges incurred in connection with the Hamilton
   Bancorp merger. Without the merger and restructuring expenses, other operating expenses would have totaled $38.3 million, or 1.96% of average assets during the nine months ended June 30, 1995. Excluding the merger and restructuring expenses, other expenses declined $3.0 million for the current nine month period compared to the prior year period. This was primarily attributed to a $1.1 million decrease in compensation and benefits and a $1.2 million decrease in other expenses primarily as a result of certain cost reductions achieved in connection with the merger of Hamilton Bancorp in January 1995. Additionally, Federal deposit insurance premium expense decreased by $.7 million, primarily reflecting the reduced premium relative to the Savings Bank's BIF insured deposits acquired in connection with its acquisition of Union Savings Bank in 1992.

   Income Tax Expense
   ------------------

          Income taxes increased $7.6 million to $21.0 million for an effective tax rate of 44.0% during the nine months ended June 30, 1996. The prior year period reflected the non-deductibility of certain merger and restructuring expenses and lower pre-tax income.

H. SELECTED FINANCIAL DATA

   The following table sets forth certain selected financial data.


                                                   Three Months Ended           Nine Months Ended
                                                         June 30,                    June 30,
                                                ------------------------   -----------------------
                                                  1996            1995       1996          1995
                                                -------         --------   --------      ---------
                                                  (Dollars in Thousands, except per share amounts)
FINANCIAL RATIOS (1)
- --------------------
Average Yield:
   First mortgage loans...................         8.01%          8.32%        8.10%          8.30%
   Other loans............................         8.81           8.71         8.82           8.47
   Mortgage-backed securities.............         6.71           6.54         6.67           6.55
   Debt and equity securities.............         6.15           7.06         6.33           6.69
   Money market investments...............         5.21           6.10         5.38           5.75
   Trading account securities.............          N/A           6.09         5.70           5.66
      All interest-earning assets.........         7.61           7.68         7.65           7.60
Average cost:
   Deposits...............................         3.40           3.66         3.52           3.52
   Borrowed funds.........................         5.49           6.20         5.74           5.80
      All interest-bearing liabilities....         4.08           4.37         4.20           4.13
Net interest rate spread..................         3.53           3.31         3.45           3.47
Net interest margin.......................         3.74           3.58         3.69           3.74
Average interest-earning assets to
  average interest-bearing liabilities....       105.75         106.45       105.95         106.68
Return on average assets..................         1.38           1.05         1.31            .55
Return on average common equity...........        24.29          16.63        22.39           2.84
Efficiency ratio (2)......................        40.98          49.88        43.36          49.28
Operating expense to average assets.......         1.68           1.91         1.73           2.94
Equity to asset ratio at June 30..........         5.43           6.04         5.43           6.04
Cumulative one year gap as a percent of
  total interest-earning assets at
  June 30 ................................        -14.0%         -10.9%       -14.0%         -10.9%
SHARE INFORMATION:
- -----------------
   Earnings per share.....................       $  .81         $  .51       $ 2.21         $  .26
   Weighted average number of common
    shares and equivalents outstanding....   11,858,241     13,461,005   12,073,824     13,594,718
   Number of shares outstanding at
    June 30...............................   11,491,858     12,652,256   11,491,858     12,652,256
   Book value per share at June 30........       $13.78         $12.70       $13.78         $12.70
NET INTEREST POSITION:
- ---------------------
   Excess of average interest-earning
     assets over average interest-bearing
     liabilities..........................   $  149,911     $  156,927   $  149,938     $  160,409
LOAN HIGHLIGHTS:
- ---------------
   Loan originations......................   $  162,433     $   79,766   $  313,713     $  303,385
   Loan purchases.........................   $   93,202     $   13,769   $  184,517     $   27,881
   Loan sales.............................   $    7,020     $    7,891   $   42,196     $   26,784
   Loans serviced for others at June 30...   $  577,605     $  525,725   $  577,605     $  525,725
   Loan servicing fees....................   $      446     $      408   $    1,287     $    1,278
ADJUSTABLE RATE ASSETS AT JUNE 30:
- ----------------------------------
   First mortgage loans and mortgage-
    backed securities.....................   $1,365,384     $1,032,800   $1,365,384     $1,032,800
   Other loans, money market investments,
    trading account securities and debt
    and equity securities.................   $  246,816     $  297,159   $  246,816     $  297,159
   Total adjustable rate assets as a
    percent of total interest-earning
    assets................................        56.64%         51.25%       56.64%         51.25%

- -------------
(1) Selected  financial ratios were computed  using  daily average  balances and annualized, where applicable.
(2) The  Company's  efficiency  ratio  is  computed  by  dividing   general  and
    administrative  expenses (exclusive of merger and restructuring expenses) by the sum of net interest  income and other  operating  income  (exclusive  of gains (losses) on the sales of mortgage  loans and securities  available for sale and real estate operations, net).


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

        Not applicable


Item 5.  Other Information
- --------------------------

        Not applicable


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    (a) Exhibits
        --------

        Exhibit
        Number                Description
        ------                -----------
         3.1   Certificate of Incorporation of New York Bancorp Inc., as amended
               (1)
         3.2   Bylaws of New York Bancorp Inc., as amended(2)
        11     Statements re:  computation of per share earnings
        27     Financial Data Schedule

(1) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1994 Form 10-K
(2) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1992 Form 10-K


     (b) Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NEW YORK BANCORP INC.
                                                  (Registrant)


Date:  August 2, 1996                      By:     /s/ Michael A. McManus, Jr.
                                              --------------------------------
                                                     Michael A. McManus, Jr.
                                                     President and
                                                     Chief Executive Officer


Date:  August 2, 1996                      By:     /s/ Stan I. Cohen
                                              --------------------------------
                                                     Stan I. Cohen
                                                     Senior Vice President,
                                                     Controller and Secretary