Form 10-K405
period 1996-09-30
NEW YORK BANCORP INC
filed 1996-12-19
CIK 820068

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                    -------
                                   FORM 10-K
(Mark One)
    [X]           Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 1996
                                      OR
    [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                       For the transition period from
                                                     -------- to --------

                        Commission file number 1-11684
                                               -------

                             NEW YORK BANCORP INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                              11-2869250
----------------------------------                      ------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

241-02 Northern Boulevard, Douglaston, N. Y.                          11362
--------------------------------------------                     ---------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (718) 631-8100
                                                         -----------------------

    Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class         Name of Each Exchange on which Registered
        -------------------         -----------------------------------------
   Common Stock, $.01 par value              New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X     No
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in  Part  III of the  Form  10-K of any
amendment to this Form 10-K.      X
                                -----

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the New York Stock Exchange on November 30, 1996, was $279,848,137.

The number of shares outstanding of the registrant's Common Stock as of November 30, 1996 was 11,070,943.

Documents  Incorporated by Reference
------------------------------------
The following documents are incorporated by reference:

Portions of the Registrant's 1996 Annual Report to Shareholders for the Fiscal Year Ended September 30, 1996 - Part I, Part II; and Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on January 28, 1997 - Part III.

Exhibit Index on Page 44

                             NEW YORK BANCORP INC.
                         1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS



                                                                        Page
                                                                        ----

                                    PART I

Item  1.    Business.................................................     3
Item  2.    Properties...............................................    40
Item  3.    Legal Proceedings........................................    41
Item  4.    Submission of Matters to a Vote of Security Holders......    41


                                    PART II

Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters....................................    41
Item  6.    Selected Financial Data..................................    41
Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    41
Item  8.    Financial Statements and Supplementary Data..............    41
Item  9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................    42


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.......    42
Item 11.    Executive Compensation...................................    42
Item 12.    Security Ownership of Certain Beneficial Owners
               and Management........................................    42
Item 13.    Certain Relationships and Related Transactions...........    42


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...........................................    43

                                    PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

New York Bancorp Inc. ("New York Bancorp" or the "Company"), a Delaware business corporation, is a savings and loan holding company which, together with its subsidiary, Home Federal Savings Bank ("Home Federal" or the "Bank"), is headquartered in Douglaston, New York. The Company was organized at the direction of the Bank in connection with the Bank's conversion from mutual to stock form of organization. The conversion was completed on February 4, 1988. The primary activity of the Company at this time is its ownership of all of the outstanding capital stock of the Bank. At September 30, 1996, the Company had total assets of $2.9 billion and shareholders' equity of $151.9 million.

Home Federal was organized in 1935 as a federally chartered savings and loan association. In 1983, Home Federal changed its charter to a federal savings bank, and in February 1988 converted from a mutual to its current stock form of ownership. The Bank's business is primarily conducted in New York City, and Nassau, Suffolk and Westchester Counties. The Bank maintains twenty-nine full service branch offices located in Kings, Queens, Nassau, Richmond and Suffolk Counties, and six loan production offices located in Kings, Queens, Nassau, Westchester, and Suffolk Counties.

In March 1992, New York Bancorp, through its subsidiary, the Bank, acquired $203.8 million in assets and assumed $52.6 million in liabilities of the former State Savings, FSB ("State Savings") from the Resolution Trust Corporation ("RTC"), as receiver of State Savings. In August and October 1992, New York Bancorp, through its subsidiary, the Bank, additionally acquired $273.9 million in assets and assumed $480.0 million in liabilities of the former Union Savings Bank ("Union Savings") from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver of Union Savings. On January 27, 1995, Hamilton Bancorp, Inc. ("Hamilton"), the parent company of Hamilton Federal Savings F.A.
("Hamilton Savings") with total assets of $721.6 million and shareholders' equity of $78.1 million, was merged with and into New York Bancorp. This later transaction has been accounted for as a pooling of interests, and, as a result, the financial results for the periods prior to the merger reported herein include the results of Hamilton.

Home Federal has been, and intends to continue to be, a community bank offering a variety of deposit and lending services designed to meet the needs of the communities it serves. The Bank's deposit customer base is drawn primarily from Kings, Queens, Richmond, Nassau and Suffolk Counties, while its loan origination activity is conducted primarily in the five boroughs of New York City, Nassau, Suffolk and Westchester Counties, as well as some parts of Connecticut.

Deposits in the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and the Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the "OTS") and by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank ("FHLB") System.

The Bank's principal business consists of attracting deposits from the general public and investing these deposits, together with funds from ongoing operations and borrowings, in the origination and purchase of residential and commercial mortgage loans, cooperative residential loans and consumer loans. The Bank also maintains a portion of its assets in mortgage-backed securities and debt and equity securities, including obligations of the U.S. Government and federal agencies, corporate notes and other securities.

During the past few years, the Bank has instilled a sales culture within its twenty-nine branches, creating a team of skilled employees who market the products offered to customers. During fiscal year 1996 new checking accounts were emphasized as a means of developing core banking relationships with new customers. Additionally during fiscal year 1996 the Bank introduced new products such as the debit card and Savings Bank Life Insurance. Further, the Bank continued to sell annuity products at record levels, bringing fee income from such activity up to $1.4 million. The Bank additionally maintains loan production offices throughout the branch system to provide better loan related services to present and new customers in the branch community. The Bank has also opened four full-service branches in supermarkets, and is planning to open additional branches in supermarkets.


NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------

LENDING ACTIVITIES
------------------

      GENERAL.  A component of the Bank's overall interest rate risk strategy is
      --------
      to shorten the maturities and increase the interest rate sensitivity of its assets primarily through the origination and purchase of adjustable rate loans. With respect to fixed rate conventional mortgage loans, the Bank either sells such loans or retains them if (i) they have been funded with long-term borrowings or (ii) hedging techniques can be used to protect the Bank against interest rate risk. The loan products offered by Home Federal are affected by Federal and state laws, the supply of funds available for lending purposes, market forces, including the demand for loans, and competition.

      LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition
      ---------------------------
      of the Bank's total loan portfolio by dollar amount and percent of total portfolio as of the dates indicated.


                                                                               At September 30,
                             -------------------------------------------------------------------------------------------------------
                                     1996                 1995                 1994                1993                  1992
                             --------------------   -----------------  ------------------  --------------------  -------------------
                                       Percent               Percent             Percent               Percent              Percent
                             Amount    of Total    Amount    of Total   Amount   of Total    Amount    of Total    Amount   of Total
                           ----------  --------  ----------  --------  --------  --------  ----------  --------  ---------  --------
                                                                                (Dollars in Thousands)


FIRST MORTGAGE LOANS(1):
  One-to four-family
   residential............ $1,046,763   55.82%  $  927,529    54.86%  $  719,421   49.16%  $  716,913   50.40%  $  723,647   54.40%
  Multifamily residential.    171,099    9.12      101,065     5.98      101,063    6.90       95,070    6.68      110,299    8.29
  Commercial real estate..    383,181   20.43      355,507    21.02      337,468   23.06      296,808   20.86      157,859   11.87
  Construction, net of
   loans in process.......      4,369     .23        8,902      .52        4,966     .34           --     .--        8,352     .63
                           ----------   -----    ---------    -----   ----------   -----   ----------   -----   ----------  ------
    Total first
     mortgage loans         1,605,412   85.60    1,393,003    82.38    1,162,918   79.46    1,108,791   77.94    1,000,157   75.19
                                        -----                 -----                -----                -----               ------
  Unamortized purchase
   accounting premiums,
   unearned purchase
   accounting discounts,
   unamortized premiums,
   unearned discounts,
   deferred loan fees
   and allowance for
   possible loan losses...    (19,366)             (22,828)              (28,036)             (29,831)             (23,140)
                           ----------            ---------            ----------           ----------           ----------
    Net first mortgage
     loans................  1,586,046            1,370,175             1,134,882            1,078,960              977,017
                           ----------            ---------            ----------           ----------           ----------
OTHER LOANS:
  Consumer................      9,227     .49        8,580      .51       13,067     .89       16,944    1.19       19,782    1.49
  Cooperative
   residential............    123,034    6.56      141,902     8.39      150,520   10.29      163,431   11.49      165,226   12.42
  Home improvement........      1,035     .05        1,526      .09        9,637     .66        8,101     .57        8,038     .61
  Guaranteed Student......     51,151    2.73       56,673     3.35       54,693    3.74       55,180    3.88       60,274    4.53
  Commercial..............     12,351     .66       11,214      .66       15,336    1.05        7,085     .50        5,842     .44
  Secured by deposits.....      8,078     .43        7,917      .47        8,401     .57        7,411     .52        6,292     .47
  Second mortgage.........      2,211     .12        2,147      .13        2,605     .18        2,819     .20        6,137     .46
  Home equity.............     44,277    2.36       46,845     2.77       36,890    2.52       42,152    2.96       45,410    3.41
  Purchased auto
   leasing................     18,702    1.00       21,063     1.25        9,385     .64       10,665     .75       13,073     .98
                           ----------   -----    ---------    -----  -----------   -----   ----------   -----   ----------   -----
  Total other loans           270,066   14.40      297,867    17.62      300,534   20.54      313,788   22.06      330,074   24.81
                                        -----                 -----                -----                -----                -----
  Unamortized purchase
   accounting premiums,
   unearned purchase
   accounting discounts,
   unamortized premiums,
   unearned discounts,
   deferred loan fees
   and allowance for
   possible loan losses...     (2,950)              (3,099)               (3,062)              (4,331)              (7,328)
                           ----------           ----------            ----------           ----------           ----------
  Net other loans.........    267,116              294,768               297,472              309,457              322,746
                           ----------           ----------            ----------           ----------           ----------
  Total loans............. $1,875,478  100.00%  $1,690,870   100.00%  $1,463,452  100.00%  $1,422,579  100.00%  $1,330,231  100.00%
                           ==========  ======   ==========   ======   ==========  ======   ==========  ======   ==========  ======
  Total net loans......... $1,853,162           $1,664,943            $1,432,354           $1,388,417           $1,299,763
                           ==========           ==========            ==========           ==========           ==========

--------------------
(1) Of  the amount  in  total  first  mortgage  loans, $1,324,063,  $1,016,693, $760,951, $695,371 and $566,196 represent adjustable rate mortgage loans at September 30, 1996, 1995, 1994, 1993 and 1992, respectively.


ORIGINATION, PURCHASE AND  SALE OF  LOANS.  Set  forth  below is a table showing
-----------------------------------------
the Bank's total loan origination, purchase, sale, amortization and repayment activities for the years indicated.



                                                        Year ended September 30,
                                                 ----------------------------------------
                                                    1996          1995           1994
                                                 ----------    ----------     ----------
                                                             (In Thousands)

FIRST MORTGAGE LOANS
  At beginning of year.........................  $1,393,003    $1,162,918     $1,108,791
  First mortgage loans originated..............     371,670       332,253        343,020
  First mortgage loans purchased...............     199,785       100,314             --
  Securitization and transfer to mortgage-
   backed securities available for sale........     (65,785)      (11,695)       (18,817)
  Transfer of loans to real estate owned.......      (3,692)       (3,879)        (4,662)
  First mortgage loans sold....................     (74,455)      (37,942)      (109,226)
  Amortization, prepayments and other..........    (215,114)     (137,927)      (156,188)
  Hamilton's net activity for the
   quarter ended December 31, 1994(1)..........          --       (11,039)            --
                                                 ----------    ----------     ----------
  At end of year...............................  $1,605,412    $1,393,003     $1,162,918
                                                 ==========    ==========     ==========

OTHER LOANS
  At beginning of year.........................  $ 297,867     $  300,534     $  313,788
  Other loans originated.......................     53,425         57,046         46,901
  Other loans purchased........................      6,174         14,427          2,939
  Transfer of loans to real estate owned.......       (770)          (576)        (1,122)
  Other loans sold.............................     (3,017)        (1,499)            --
  Amortization, prepayments and other..........    (83,613)       (69,229)       (61,972)
  Hamilton's net activity for the
   quarter ended December 31, 1994(1)..........         --         (2,836)            --
                                                 ---------     ----------     ----------
  At end of year...............................  $ 270,066     $  297,867     $  300,534
                                                 =========     ==========     ==========

(1)  Hamilton's  net  activity  for  the quarter  ended  December 31, 1994  reflects  an adjustment to conform  Hamilton's  calendar-based year-end with  that of the  Company's.



Total loan originations increased to $425.1 million in fiscal year 1996 compared to $389.3 million for fiscal year 1995, which later amount was basically unchanged from fiscal year 1994. The increase in loan originations in fiscal year 1996 was primarily attributable to the development of a new multifamily lending department which increased multifamily loan originations to $80.0 million in fiscal year 1996 from $6.1 million in fiscal year 1995. Loan purchases totaled $206.0 million for fiscal year 1996, compared to $114.7 million in fiscal year 1995 and $2.9 million in fiscal year 1994. The loan purchases in fiscal years 1996 and 1995 primarily represent adjustable rate one-to-four family first mortgage loans.

Loan sales were $77.5 million, $39.4 million and $109.2 million for the years ended September 30, 1996, 1995 and 1994. The level of loan sales is directly related to the origination level of fixed rate loans. It is the Company's policy to retain for portfolio adjustable rate first mortgage loans, while generally selling fixed rate first mortgage loans.

       LOAN MATURITY.  The following table sets forth the estimated  contractual
       -------------
       maturity of the Bank's loan portfolio, assuming no prepayments and excluding mortgage-backed securities.



                                                                   At September 30, 1996
                             --------------------------------------------------------------------------------------------------
                                              First Mortgage Loans
                             ---------------------------------------------------
                                 One-
                               to Four-
                                Family                                               Cooperative     Consumer
                              Residential  Multifamily   Commercial   Construction   Residential     and Other        Total
                              -----------  -----------   ----------   ------------   -----------     ---------        -----
                                                                       (In Thousands)

Amounts due:
  Within 1 year............  $    2,446    $    7,366    $   23,451    $    2,548    $       358     $    1,849    $    38,018
  After 1 year(1):
    1 to 2 years...........       1,886         4,153         9,503           --              81         16,234         31,857
    2 to 3 years...........       1,671         1,292        12,564         1,821             82          4,499         21,929
    3 to 5 years...........      13,887         5,624        25,429           --           1,072         14,799         60,811
    5 to 10 years..........      63,646        44,513       215,396           --           6,714         56,763        387,032
    10 to 15 years.........      85,139        95,013        90,039           --          13,204         18,837        302,232
    Over 15 years..........     878,088        13,138         6,799           --         101,523         34,051      1,033,599
                             ----------    ----------    ----------    ----------    -----------    -----------     ----------
      Total after 1 year...   1,044,317       163,733       359,730         1,821        122,676        145,183      1,837,460
                             ----------    ----------    ----------    ----------    -----------    -----------     ----------
        Total amounts due..  $1,046,763    $  171,099    $  383,181    $    4,369    $   123,034    $   147,032      1,875,478
                             ==========    ==========    ==========    ==========    ===========    ===========
Less:
  Unearned purchase
   accounting discounts
   and premiums, net.......                                                                                               (348)
  Unearned discounts and
   premiums, net...........                                                                                              2,578
  Deferred loan fees.......                                                                                             (5,160)
  Allowance for possible
   loan losses.............                                                                                            (19,386)
                                                                                                                    ----------
    Loans receivable, net..                                                                                         $1,853,162
                                                                                                                    ==========
-----------------------
(1)   Of the  $1,837,460 in loans due after one year,  $1,483,760  are  adjustable rate loans and $353,700 are fixed rate loans.


         ONE-TO-FOUR  FAMILY  RESIDENTIAL  MORTGAGE AND COOPERATIVE  RESIDENTIAL
         -----------------------------------------------------------------------
         LENDING.   The  Bank   emphasizes  the   origination  of   conventional
         --------
         one-to-four family adjustable rate mortgage ("ARM") loans for retention in its own portfolio. At September 30, 1996, one-to-four family residential ARM loans outstanding, both originated and purchased by Home Federal, comprised $843.9 million, or 80.6%, of the total residential mortgage loan portfolio. The Bank's residential mortgage loan originations are concentrated in the Bank's market area. Most local residential loans are originated directly by the Bank. At September 30, 1996, the Bank offered one, three and five year ARM loans for a maximum term of 30 years with initial interest rates of 5.50%, 7.25% and 7.95%, respectively. The Bank, at September 30, 1996, similarly offered a fixed rate one-to-four family loan at 8.125% which amortizes in approximately 23 years based upon a biweekly payment structure. At September 30, 1996, the Bank offered conventional 10, 15 and 30 year fixed rate mortgages with interest rates of 7.25%, 7.625% and 8.125%, respectively, and a maximum loan amount equal to the applicable Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") maximum loan amounts. Additionally, the Bank offers convertible mortgage loans, which typically mature in 15 or 30 years. These loans begin with an adjustable interest rate and give the mortgagor an option to convert to a fixed interest rate during years two through five. At September 30, 1996, the Bank offered convertible mortgage loans with an initial interest rate of 6.00%. A 20% minimum downpayment is typically required on all residential mortgage loans. Any loan with less than a 20% downpayment is required to have private mortgage insurance.

         At September 30, 1996, the Bank had $123.0 million of loans secured by assignment of leases and shares on cooperative residential apartments, of which $94.8 million, or 77.1%, have adjustable rates. In recent years, the Bank has curtailed its cooperative lending as a result of the current real estate market conditions for this type of lending.

         For one-to-four family residential mortgage and cooperative residential adjustable rate loans there is a lifetime adjustment cap not to exceed 6.00% above the initial offered rate. For most adjustable rate loans, the maximum rate change is 2.00% to 2.75% per adjustment. During the year ending September 30, 1996, the Bank originated $139.3 million of residential ARM loans, or 62.9%, of the total residential mortgage loan originations, which includes $1.7 million of cooperative residential adjustable rate loans during that period. During the same period, the Bank originated $82.2 million of fixed rate residential mortgage loans, or 37.1%, of the total residential mortgage loans originated during that period. A substantial portion of these fixed rate mortgage loans were sold into the secondary market.

         The Bank's one-to-four family residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare an outstanding loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property. The Bank has generally enforced due-on-sale clauses in its mortgage contracts.

         One-to-four family residential loan originations are generated by the Bank's marketing efforts, its depositors, walk-in customers and referrals from real estate brokers, mortgage brokers, and builders, as well as the Bank employees. Loan applications are reviewed in accordance with the underwriting standards approved by the Bank's Board of Directors. Residential loans in excess of $1.0 million are approved by the Loan Review Committee of the Bank's Board of Directors.

         In underwriting one-to-four family residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. The Bank has adopted a policy of generally limiting the loan-to-value ratio on originated and purchased loans to 95% and requiring that loans exceeding 80% of the appraised value of the property or its purchase price, whichever is less, be insured by a mortgage insurance company approved by FNMA and FHLMC in an amount sufficient to reduce the Bank's exposure to no greater than an 80% level. The Bank requires the mortgagor to maintain hazard (including fire) insurance on property securing residential real estate loans. The Bank also requires flood insurance on property located in designated flood hazard areas.

         The Bank offers reverse annuity mortgages to qualified senior citizens on one family properties up to a total indebtedness of $350,000. These loans allow seniors the ability to supplement their income by borrowing against the equity in their home. The loans require a maximum loan-to-value ratio of 70% and a maximum term of fifteen years. As of September 30, 1996, the Bank's reverse annuity mortgage portfolio consisted of 31 loans with a total potential indebtedness of $6.7 million, of which $4.4 million is yet to be disbursed over the remaining term of these loans.

         There are unquantifiable risks resulting from increased costs to the borrower as a result of periodic repricing of adjustable rate loans. Despite the benefits of adjustable rate loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. However, to reduce such additional risk, the Bank reviews the borrower's application for an adjustable rate loan based on the borrower's ability to make future increased monthly payments assuming a fully indexed interest rate or 7.00%, whichever is greater.

         MULTIFAMILY  RESIDENTIAL  LOANS.  During  fiscal  year  1996,  the Bank
         -------------------------------
         increased its origination of multifamily loans through the establishment of a separate department staffed by personnel experienced in the multifamily lending business. During fiscal year 1996, originations of multifamily loans amounted to $80.0 million, as compared to $6.1 million and $13.3 million in fiscal years 1995 and 1994, respectively. At September 30, 1996, the Bank had approximately $171.1 million, or 9.12% of the total loan portfolio invested in multifamily loans.

         Multifamily loans generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multifamily properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by originating such loans within its market area where it has knowledge and experience.

         Multifamily loans require a debt service coverage ratio of at least 125% and a loan to value ratio of no more than 70%. Generally, these loans are 5 year ARM loans with a term of 10 to 15 years and an amortization schedule of 25 years. All multifamily loans have required approval of the Bank's Executive Committee of the Board of Directors. This approval policy is currently under review.

         COMMERCIAL  REAL ESTATE  LOANS.  Commercial  real  estate  originations
         ------------------------------
         amounted to $75.5 million during fiscal year 1996, as compared to $57.4 million and $74.9 million for fiscal years 1995 and 1994, respectively. At September 30, 1996, the Bank had approximately $383.2 million, or 20.43% of the total loan portfolio invested in commercial real estate loans.

         Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment experience is typically dependent on the successful operation of the real estate project. Since these risks can be significantly affected by supply and demand conditions in the market for office and retail space, and as such may be subject to a greater extent to adverse conditions in the economy in general, the Bank generally has limited itself to lending within its market area where it has knowledge and experience of such items.

         The majority of commercial real estate loans currently offered by the Bank are underwritten for a term of ten years with a maximum rate adjustment period of five years, typically with a maximum amortization period of twenty years. In setting interest rates and origination fees on new loans and loan extensions, management considers both current cost of funds and its analysis of the risk associated with the particular loan.

         The Bank's underwriting policies with respect to commercial real estate loans are designed to require that actual or anticipated cash flow will be more than sufficient to cover operating expenses and debt service payments. A detailed analysis of the project is undertaken by a lending officer. Furthermore, an independent analysis of the project is undertaken by the Bank's Credit Administration Department. Loan-to-value ratios on new commercial real estate loans made by the Bank generally do not exceed 65%, have personal guarantees from the individual borrowers, and the net income to debt service coverage ratio generally is at least 120%. All commercial real estate loans are appraised by an independent appraiser who must be approved by the Board of Directors. Commercial real estate loans in excess of $750,000 are approved by the Loan Review Committee of the Bank's Board of Directors. Home Federal requires that the borrower obtain title insurance and hazard insurance in the amount of the loan, naming the Bank as loss payee.

         CONSTRUCTION  LOANS. At September 30, 1996 the Bank's construction loan
         -------------------
         portfolio consisted of 22 loans amounting to $9.8 million of which $5.5 million remains as undisbursed.

         Construction loans generally are made with floating interest rates and maturities not in excess of three years. Progress disbursements are made on the basis of percentage of completion as determined by an independent construction consultant. In addition, the Bank conducts an analysis of the borrower's financial capability.

         OTHER LENDING.  Federal  regulations  permit the Bank to engage in most
         -------------
         types of consumer lending. At September 30, 1996, the Bank's other loan portfolio, exclusive of cooperative residential loans discussed above, totaled $147.0 million and was comprised of $17.3 million of both secured and unsecured personal loans, $18.7 million in purchased automobile leases, $51.1 million in guaranteed student loans, $12.4 million in commercial business loans, $44.3 million in home equity loans and $3.2 million in home improvement and second mortgage loans. Such other loans, including cooperative residential loans, comprised 14.4% of the total loan portfolio.

         The Bank's other loans (with the exception of cooperative residential loans, guaranteed student loans, home equity loans and consumer home improvement loans) have maturities of not greater than five years. Consumer home improvement loans may have maturities of up to ten years and student loans have maturities which vary according to the student's tenure in school. Student loans are guaranteed by the New York State Higher Education Services Corporation and the yield to the Bank varies based upon a spread over U.S. Treasury Bills. Rates offered for personal and home improvement loans as of September 30, 1996 ranged from 9.75% to 13.25%. The Bank also offers home equity loans which permit borrowers to draw down funds over a ten-year period at a floating rate over prime, amortized over a twenty-year schedule.

         Additionally, the Bank offers commercial loans to business entities and individuals primarily in the New York Metropolitan area and generally on a secured basis. These loans are to fund seasonal and other short-term needs of business entities. The loans are for a period usually not to exceed one year and are at a floating rate above the prime rate. Commercial loans are reviewed in conformity with standards approved by the Board of Directors.

         Commercial business loans historically have had a higher degree of risk than real estate loans. While real estate mortgage loans are secured by real property whose value on a relative basis tends to be easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business or the conversion of current assets and are frequently secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

         LOAN  PURCHASES.  The Bank purchased  $198.4 million of adjustable rate
         ---------------
         first mortgage loans during the year ended September 30, 1996. Such loans carried higher rates than could be obtained on purchases of adjustable rate mortgage-backed securities. The loans were primarily performing seasoned loans whereby a borrower was not delinquent for more than 30 days during the year preceding the purchase date. As part of its due diligence process, the Bank performed detail reviews of acquired loan pools including various loan file reviews, site inspections and analysis of payment history information. The purchase price for such loans reflected management's evaluation of the interest and credit risks associated with such loans. The Bank also purchased $6.0 million of auto lease loans during fiscal 1996.

         LOAN SERVICING.  Mortgage servicing provides a relatively stable source
         --------------
         of fee income in that such income is a function of the size of the servicing portfolio and not the interest rate on the related loans. In addition to servicing fee income, which generally ranges from 0.25% to 0.50% per annum of outstanding principal balances, other fees such as late charges are collected. The Bank has also benefited from the generation of a relatively low cost source of funds from escrow deposits, and the use of principal and interest payments prior to remittance to investors. At September 30, 1996 and 1995, the Company was servicing first mortgage loans of approximately $597.0 million and $523.7 million, respectively, which are either partially or wholly owned by others. Loan servicing fees amounted to $1.7 million for each of the years ended September 30, 1996 and 1995.

         The Bank's risk at September 30, 1996 with respect to servicing loans for others is minimized due to the fact that loans serviced for others are all without recourse to the originator/servicer. However, there are certain obligations the Bank has as servicer for the loans. To date, the Bank has not suffered significant losses from its mortgage servicing activities.

         DELINQUENCIES.  The Bank conducts a regular review and follow-up of all
         --------------
         loan delinquencies. When a borrower fails to make a scheduled payment on a loan, the Bank takes steps to have the borrower cure the delinquency. Most loan delinquencies are cured within 90 days and no legal action is required. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank will initiate measures to enforce its remedies resulting from the default, including, in the case of mortgage loans, commencing foreclosure action, or in the case of other secured loans, repossessing the collateral. In certain cases, the Bank will also consider accepting from the mortgagor a voluntary deed to the mortgaged premises in lieu of foreclosure. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "Real Estate Owned." In the case of unsecured installment loans, the Bank either commences legal action to collect the balances or negotiates a "work-out" payment schedule over a period which may exceed the original term of the loan. In certain instances the Bank will restructure loans to assist borrowers in meeting their obligations.

         It is the Bank's policy to discontinue the accrual of interest when a mortgage loan, cooperative residential loan, or home equity loan exceeds 90 days delinquent, and in some cases, before reaching 90 days delinquent. At September 30, 1996, the Bank's ratio of nonaccrual loans to total loans was 1.36%. Interest previously recognized as a receivable on past due loans is charged to the allowance for loan losses when in the opinion of management such interest is deemed to be uncollectible.

         Additionally, at September 30, 1996, 1995, 1994, 1993 and 1992 the Bank had $4.4 million, $5.0 million, $4.0 million, $3.3 million and $2.8 million, respectively, of consumer and other loans which are past due 90 days and still accruing interest at the dates indicated. Of the $4.4 million at September 30, 1996, $3.5 million represents loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation. The following tables set forth certain information regarding nonaccrual loans, real estate owned and restructured loans. (See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996 Annual Report to Shareholders, portions of which are attached as
         Exhibit 13, for a discussion on the interest that would have been earned on nonaccrual loans and the decrease in the ratio of nonaccrual loans to total loans.)


                                                       At September 30,
                                      ------------------------------------------------
                                       1996      1995       1994      1993      1992
                                      -------   -------    -------   -------   -------
                                                    (Dollars in Thousands)

         Loans accounted for on a
           nonaccrual basis.........  $25,552   $30,372    $36,533   $38,808   $35,458
                                      =======   =======    =======   =======   =======

         Real estate owned..........  $ 3,197   $ 1,967    $ 5,919   $ 6,609   $ 9,336
                                      =======   =======    =======   =======   =======

         Restructured loans.........  $ 5,818   $ 9,104    $ 9,481   $ 6,237   $ 2,309
                                      =======   =======    =======   =======   =======




Summary of Loan Loss Experience
-------------------------------
                                                                        As of and
                                                               For the Year Ended September 30,
                                        --------------------------------------------------------------------
                                          1996           1995           1994           1993           1992
                                        --------       --------       --------       --------       --------
                                                                 (Dollars in Thousands)


Allowance for possible loan
 losses, beginning of year........       $21,272        $25,705        $26,828        $19,455         $4,970

Charge-offs:
  Commercial real estate..........          (974)        (2,889)          (879)          (682)          (348)
  Multifamily residential.........            --           (546)          (853)            --             --
  Real estate - construction......            --             --             --             --         (2,016)
  Residential real estate.........          (730)        (1,422)        (1,572)        (1,586)        (1,214)
  Other loans.....................        (1,441)        (1,442)          (901)        (1,731)          (604)
                                          ------         ------         ------         ------         ------
    Total charge-offs.............        (3,145)        (6,299)        (4,205)        (3,999)        (4,182)
                                          ------         ------         ------         ------         ------
  Less:  Recoveries
    Commercial real estate........            --             --            349            220             --
    Residential real estate.......            --              4             47             41             --
    Other loans...................            59             75             36            122             22
                                          ------         ------         ------         ------         ------
      Total recoveries............            59             79            432            383             22
                                          ------         ------         ------         ------         ------
Net charge-offs...................        (3,086)        (6,220)        (3,773)        (3,616)        (4,160)
Addition to allowance in connection
 with the acquisitions of State
 Savings and Union Savings........            --             --             --          6,289         10,241
Hamilton's net activity for the
 quarter ended December 31, 1994..            --             87             --             --             --
Addition to allowance charged to
 expense..........................         1,200          1,700          2,650          4,700          8,404
                                         -------        -------        -------        -------        -------
Allowance at end of year..........       $19,386        $21,272        $25,705        $26,828        $19,455
                                         =======        =======        =======        =======        =======

Asset Quality Ratios
--------------------
Net charge-offs to average loans
 outstanding during the period....           .18%           .40%           .27%           .25%           .39%
Allowance for possible loan
 losses to total loans............          1.03%          1.26%          1.76%          1.89%          1.46%
Allowance for possible loan
 losses to nonaccrual loans.......         75.87%         70.04%         70.36%         69.13%         54.87%
Nonaccrual loans to total loans...          1.36%          1.80%          2.50%          2.73%          2.67%
Total loans.......................    $1,875,478     $1,690,870     $1,463,452     $1,422,579     $1,330,231
Average loans(1)..................    $1,752,878     $1,560,706     $1,411,067     $1,425,134     $1,074,982
Total assets......................    $2,940,907     $2,731,592     $2,583,982     $2,250,605     $2,153,861

-----------------------
(1) Nonaccruing loans have been included in the average loan amounts.


       The allowance for possible loan losses is established and maintained through provisions for possible loan losses charged to expense. During the years ended September 30, 1993 and 1992 the Bank also had additions to its allowance for possible loan losses resulting from its acquisitions of State Savings and Union Savings. Loans are charged-off against the allowance for possible loan losses when management believes the collectibility of the full principal balance is unlikely ("Charge-offs"). As part of the Bank's determination of the adequacy of the allowance for loan losses, the Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance for possible loan loses at September 30, 1996 is sufficient to cover anticipated losses inherent in the loan portfolios. (See notes 1(E) and 9 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, portions of which are attached as Exhibit 13.)

       At September 30, 1996, 1995, 1994, 1993 and 1992 the allowance for possible loan losses was allocated as follows:



                                                                       At September 30,
                  ------------------------------------------------------------------------------------------------------------
                            1996                   1995                  1994                  1993                    1992
                  ----------------------  ---------------------  ---------------------  ---------------------  ---------------
                            Percent of             Percent of            Percent of            Percent of           Percent of
                             Loans in               Loans in              Loans in              Loans in             Loans in
                             Category               Category              Category              Category             Category
                             to Total               to Total              to Total              to Total             to Total
                  Allowance   Loans     Allowance    Loans    Allowance   Loans     Allowance    Loans    Allowance   Loans
                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------- ----------
                                                            (Dollars in Thousands)

Construction
 loans..........   $    20       .23%    $    39       .52%    $    25       .34%    $    --      . --%    $   118       .63%
Commercial
 loans..........       122       .66          92       .66          71      1.05          61       .50          86       .44
Multifamily
 residential
 loans..........     1,008      9.12         505      5.98       1,051      6.90       1,328      6.68         552      8.29
Commercial
 real estate
 loans..........     7,192     20.43       8,057     21.02      10,627     23.06      12,035     20.86       9,244     11.87
Residential
 and other
 loans..........     4,426     69.56       4,037     71.82       6,270     68.65       6,513     71.96       6,610     78.77
Unallocated          6,618      . --       8,542      . --       7,661      . --       6,891      . --       2,845      . --
                   -------    ------     -------    ------     -------    ------     -------    ------     -------    ------
  Total.........   $19,386    100.00%    $21,272    100.00%    $25,705    100.00%    $26,828    100.00%    $19,455    100.00%
                   =======    ======     =======    ======     =======    ======     =======    ======     =======    ======

INVESTMENT ACTIVITIES
---------------------

Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, debt and mortgage-backed securities which the Company has the positive intent and ability to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Debt and mortgage-backed securities to be held for indefinite periods of time and not intended to be held to maturity and marketable equity securities are classified as available for sale securities and are recorded at fair value, with unrealized appreciation and depreciation reported, net of tax, as a separate component of shareholders' equity.

In connection with the adoption of SFAS No. 115, mortgage-backed securities previously classified as held for sale, and carried at the lower of cost or market, were classified as available for sale. The carrying value of these mortgage-backed securities was adjusted to their market value, which resulted in increasing the carrying value by $826,000, and increasing shareholders' equity by $449,000, which was net of taxes of $377,000. In addition, the Bank reclassified $71.5 million of mortgage-backed securities available for sale to mortgage-backed securities held to maturity, and reclassified $78.1 million of mortgage-backed securities held to maturity to mortgage-backed securities available for sale. At the time of the reclassifications, the carrying value of such mortgage-backed securities approximated market value.

As permitted under guidance issued by the Financial Accounting Standards Board in November 1995, during the quarter ended December 31, 1995, the Bank transferred $99.1 million of its mortgage-backed securities and debt securities, previously classified as held to maturity, to the available for sale classification. Additionally, mortgage-backed securities with a carrying value and market value of approximately $15.4 million, previously classified as available for sale, were transferred to the held to maturity portfolio.

      MORTGAGE-BACKED  SECURITIES.  Home Federal invests a portion of its assets
      ----------------------------
      in mortgage-backed securities. Home Federal considers its investment in mortgage-backed securities as a separate investment category from mortgage loans because of the liquidity characteristics of these instruments. At September 30, 1996, the Bank's portfolios of mortgage-backed securities totaled $831.2 million, or 28.3% of total assets. Approximately 16.6% of this portfolio includes mortgage-backed securities with underlying loans which are guaranteed by either the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA"). The remainder of the portfolio consists of Real Estate Mortgage Investment Conduit ("REMIC"), Collateralized Mortgage Obligation ("CMO") and private-issue pass-through mortgage-backed securities virtually all of which are rated no less than AAA by nationally recognized rating services. Management anticipates the full collection of principal balances and contractual interest amounts on these securities over their lives, as none of these securities are considered to be residual interests.

      Included in the Bank's mortgage-backed securities portfolio at September 30, 1996 are REMIC and CMO securities with a principal balance of $665.0 million. This portfolio has an average estimated life of 5.4 years at September 30, 1996. Changes in interest rates and underlying collateral values can affect the average life of the REMIC and CMO securities. Assuming an immediate and parallel shift in the yield curve of 300 basis points from the rate environment at September 30, 1996, it is estimated that the average life of this portfolio would be extended to 6.6 years. At September 30, 1996 the Bank's REMIC and CMO portfolio consisted of 42.6% in Sequential Payment Securities, 25.5% in Targeted Amortization Securities, 14.4% in Scheduled Payment Securities, and 17.5% in other Securities. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and notes 6 and 7 to the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, portions of which are attached as Exhibit 13.)

      The   following   table   sets  forth  the   composition   of  the  Bank's
      mortgage-backed securities held to maturity portfolio as of the dates indicated:



                                                        September 30,
                                           -------------------------------------
                                             1996          1995           1994
                                           --------     ---------      ---------
                                                       (In Thousands)
CARRYING VALUES:
  FHLMC(1)...............................  $ 14,595     $  21,461      $  27,265
  FNMA(2)................................     6,075        34,148         45,493
  GNMA(3)................................     1,423            --         55,013
  Private-issue pass-through.............     1,258            --             --
  REMIC and CMO(4).......................   525,823       604,722        651,091
                                           ---------    ----------     ---------
    Total mortgage-backed securities
     held to maturity (5)................   549,174       660,331        778,862
  Add:  Unamortized premiums.............     2,733         6,519         10,110
  Less:  Unearned discounts..............    (1,090)       (2,124)        (3,379)
                                           --------     ---------      ---------
    Total carrying value.................  $550,817     $ 664,726      $ 785,593
                                           ========     =========      =========

ESTIMATED MARKET VALUE...................  $534,602     $ 637,503      $ 730,500
                                           ========     =========      =========
-------------------------
(1) Includes $3,816,000, $4,736,000 and $7,076,000 of adjustable rate securities at September 30, 1996, 1995 and 1994, respectively.
(2) Includes $6,075,000, $8,370,000 and $10,688,000 of adjustable rate securities at September 30, 1996, 1995 and 1994, respectively.
(3) Includes $55,013,000 of adjustable rate securities at September 30, 1994.
(4) Includes $4,111,000 and $5,904,000 of adjustable rate securities at September
    30, 1995 and 1994, respectively.
(5) Includes  $10,803,000 and  $41,897,000 of pools with underlying  loans having five and seven year  balloon  maturities,  at  September  30,  1996 and 1995, respectively.


      The   following   table   sets  forth  the   composition   of  the  Bank's
      mortgage-backed securities available for sale portfolio as of the dates indicated:


                                                            September 30,
                                                ------------------------------------
                                                  1996          1995          1994
                                                --------      --------       -------
                                                           (In Thousands)

CARRYING VALUES:
  FHLMC.......................................  $ 61,125     $  74,344     $  49,796
  FNMA........................................    48,583        36,831        35,287
  GNMA........................................     7,596        10,854         2,201
  REMIC and CMO ..............................   139,146        56,199        63,277
  Private-issue pass-through..................    25,833        30,295        30,303
                                                --------     ---------     ---------
    Total mortgage-backed securities
     available for sale.......................   282,283 (1)   208,523       180,864
  Add:  Unamortized premiums..................     1,836         1,091         1,594
  Less: Unearned discounts....................    (4,167)       (3,818)       (3,479)
  Less: Unrealized appreciation (depreciation)
         on securities available for sale.....       477           998        (6,996)
                                                --------     ---------     ---------
    Total carrying and
     estimated market value...................  $280,429     $ 206,794     $ 171,983
                                                ========     =========     =========
----------------------
(1) Of the $282,283,000 in MBS at September 30,1996, $23,484,000 represents pools with underlying loans having five and seven year balloon maturities.


      The following table sets forth, by issuer,the aggregate amortized cost and estimated fair value of the Company's REMIC, CMO and private-issue pass-through mortgage-backed securities portfolio, both held to maturity and available for sale, that at September 30, 1996 exceeded 10% of stockholders' equity.


                                                              Amortized   Estimated
                                                                Cost      Fair Value
                                                              ---------   ----------
                                                                  (In Thousands)

      Residential Funding Mortgage Securities I, Inc.....    $   90,674   $  89,589
      Prudential Home Mortgage Securities Company, Inc...        83,428      80,258
      Chase Mortgage Finance Corporation.................        82,726      80,095
      Federal National Mortgage Association..............        67,127      64,703
      GE Capital Mortgage Services, Inc..................        58,947      57,497
      Countrywide Funding Corporation....................        52,067      52,630
      Securitized Asset Sales, Inc.......................        48,596      48,070
      Housing Securities, Inc............................        44,397      43,254
      Bear Stearns Mortgage Securities, Inc..............        41,470      39,021
      Federal Home Loan Mortgage Corporation.............        17,887      18,016
      Saxon Mortgage Securities Corporation..............        17,351      17,350
      Citicorp Mortgage Securities, Inc..................        15,228      14,798
                                                             ----------   ---------
                                                             $  619,898   $ 605,281
                                                             ==========   =========

      MONEY  MARKET  INVESTMENTS  AND DEBT AND  EQUITY  SECURITIES.  The  Bank's
      -------------------------------------------------------------
      investment policy, which is established by its Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability policies, investment quality and marketability standards, liquidity needs and performance objectives.

      At September 30, 1996, the Company had $10.7 million, or .4% of its total assets, invested in money market investments. The Company had $136.1 million in debt and equity securities available for sale and $.6 million in debt securities held to maturity at September 30, 1996, representing 4.7% of total assets. It is the Company's policy to purchase only issues rated investment grade. An "A" rating, as assigned by several generally recognized independent rating agencies, is the third highest of the four rating grades which are considered to be "investment grade" by the rating agencies and by most financial institutions. "Baa" is the fourth highest rating. At September 30, 1996, 100% of such issues owned by the Company were considered to be investment grade by the rating agencies. (See notes 4, 5 and 6 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, portions of which are attached as Exhibit 13.)

      The following table sets forth certain information regarding the Company's investment portfolio at the dates indicated:


                                                          September 30,
                                              ----------------------------------
                                                1996          1995         1994
                                              ----------------------------------
                                                     (Dollars In Thousands)

DEBT SECURITIES HELD TO MATURITY:
  U.S. Government and agency obligations      $     --     $ 20,000     $ 51,501
  Corporate notes..........................        643        1,179        1,483
                                              --------     --------     --------
    Total debt securities held to
     maturity..............................        643       21,179       52,984
                                              --------     --------     --------

DEBT AND EQUITY SECURITIES AVAILABLE FOR SALE:
  U.S. Government and agency obligations....    131,245       41,740           --
  Common stocks ...........................      5,326        4,082          134
  Stock in FNMA............................          2            2            2
  Other....................................      1,028           --           --
                                              --------     --------     --------
    Total debt and equity securities
     available for sale....................    137,601       45,824          136
  Unrealized appreciation (depreciation)
   on securities available for sale........     (1,468)         449           44
                                              --------     --------     --------
    Net debt and equity securities
     available for sale....................    136,133       46,273          180
                                              --------     --------     --------

FEDERAL HOME LOAN BANK STOCK...............     27,938       20,288       17,409
                                              --------     --------     --------

MONEY MARKET INVESTMENTS:
  Securities purchased under resale
   agreements..............................     10,700        8,400        5,031
  Commercial paper.........................         --           --        4,002
  FHLB overnight deposits..................         --        4,997       11,561
  Federal funds sold.......................         --          500        1,250
  Other....................................         --           18           --
                                              --------     --------     --------
    Total money market investments.........     10,700       13,915       21,844
                                              --------     --------     --------
TOTAL INVESTMENT PORTFOLIO.................   $175,414     $101,655     $ 92,417
                                              ========     ========     ========
AVERAGE LIFE, IN YEARS, OF TOTAL INVESTMENT
 PORTFOLIO, EXCLUDING EQUITY SECURITIES            6.6          3.6          4.0
                                                   ===          ===          ===

      The table below sets forth certain information regarding the carrying and market values, average yields and maturities of the Bank's investment in debt securities.


                                                            At September 30, 1996
             --------------------------------------------------------------------------------------------------------------------
                 One Year             1 to                 5 to             More than
                  or Less            5 Years             10 Years           10 Years          Total Debt and Equity Securities
             -----------------  ------------------  -----------------  -----------------  ---------------------------------------
                                                                                           Average
             Carrying  Average  Carrying   Average  Carrying  Average  Carrying  Average    Life    Carrying    Market    Average
               Value    Yield     Value     Yield     Value    Yield     Value    Yield   in Years    Value      Value     Yield
             --------  -------  --------   -------  -------   -------  --------  -------  --------  --------   --------   -------
                                                            (Dollars in Thousands)

U.S.
 Government
 and agency
 obligations..  $ --    .--%    $  76,245    6.48%   $50,000    8.19%   $5,000    7.50%    7.1    $131,245    $130,238     7.17%
                ====    ===     =========    ====    =======    ====    ======    ====    ====    ========    ========     ====
Corporate
 notes........  $ --    .--%    $      --     .--%   $    --     .--%   $  643    6.61%    9.2    $    643    $    641     6.61%
                ====    ===     =========    ====    =======    ====    ======    ====    ====    ========    ========     ====

SUBSIDIARIES OF THE BANK
------------------------

The Bank has six wholly owned subsidiaries, three of which are inactive. Of the active subsidiaries, one subsidiary, Alameda Advantage Corp. ("AAC"), is a limited partner in the partnership which owns the property used for the Bank's executive and administrative offices. At September 30, 1996, the Bank's investment in AAC amounted to $524,000.

Two of the subsidiaries, Home Fed Services, Inc. and HF Investors, Inc., were primarily established to offer annuities through the Bank's branch system. At September 30, 1996, the Bank's investment in these subsidiaries amounted to $77,000.

SOURCES OF FUNDS
----------------

The Bank's lending and investment activities are predominately funded by deposits, Federal Home Loan Bank of New York ("FHLB-NY") advances, reverse repurchase agreements with primary government securities dealers, scheduled amortization and prepayments of its loan and investment portfolio, and funds provided by operations. Although not viewed as a primary source of funds, the Bank will, from time to time, sell certain of the Bank's mortgages and securities which have been designated as available for sale. The primary purpose of these sales has been to reduce the Bank's interest rate risk position. Further, the Bank utilizes subordinated capital notes as an additional source of funds.

      DEPOSITS.  Home Federal has a number of programs  designed to attract both
      --------
      short-term and long-term savings from the general public by providing a wide assortment of accounts bearing interest rates consistent with federal regulations and market conditions. Included among these programs are savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA"), fixed rate and variable rate Individual Retirement and Keogh Accounts, fixed rate and variable rate certificates of deposit, and non-interest bearing demand accounts. Additionally, during the year ended September 30, 1994 Home Federal introduced its MarketSmart 5-year certificates of deposit which enable depositors to earn an annual percentage yield based on the changes in the Standard & Poor's ("S&P") 500 Composite Stock Price Index during each of the 5 year terms of the CD. The MarketSmart CD was also available to depositors as an individual retirement certificate of deposit. Included in deposits at September 30, 1996 is $2.5 million of MarketSmart CD deposit liabilities. The Bank utilizes Stock Indexed Call options to hedge the risks associated with this product. The Bank ceased offering the MarketSmart CD during fiscal year 1995 due to its inability to purchase appropriate Stock Indexed Call Options.

      Savings accounts (passbook or statement), which accounted for approximately 41.77% of the Bank's total deposits at September 30, 1996, earned interest as of that date at an annual rate of 2.43% with an effective annual yield of 2.45%. Interest on savings accounts is compounded daily and credited monthly. A savings account must have a balance of at least $200 to earn interest. At September 30, 1996, approximately 40.66% of all deposits were in certificate accounts with original maturities ranging from three months to seven years. Interest on certificate accounts of six months or less is based on simple interest and credited monthly. Interest on all other certificate accounts is compounded daily and credited quarterly. At September 30, 1996, approximately 7.78% of all deposits were in MMDAs which bear a fluctuating rate of interest that is reviewed regularly by the Bank. Additionally, NOW accounts represented 7.63% of the Bank's total deposits at September 30, 1996. Interest on NOW accounts is compounded daily and credited monthly. Non-interest bearing demand accounts represented 2.16% of the Bank's total deposits at September 30, 1996.

      The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates, excluding the effect of interest rate floors, interest rate collars, and interest rate swaps:




                                                                 At September 30,
                                    ------------------------------------------------------------------------
                      September 30,          1996                    1995                     1994
                                    ----------------------   ----------------------  -----------------------
                          1996
                        Weighted
                        Average                  Percent                  Percent                  Percent
                        Nominal                    of                        of                       of
                          Rate        Amount     Deposits      Amount     Deposits     Amount      Deposits
                        ---------   ---------  -----------   ---------  -----------  ---------   -----------
                                                             (Dollars in Thousands)

Non-interest bearing
 demand accounts...        .--%    $   37,013      2.16%     $  32,821      1.88%   $   34,110      1.91%
NOW accounts.......       1.33        130,831      7.63        116,726      6.67       109,123      6.09
Variable rate money
 market deposit
 accounts..........       3.29        133,528      7.78        102,937      5.89       158,413      8.84
Passbook savings and
 club accounts.....       2.43        716,827     41.77        751,374     42.96       878,591     49.04
                          ----     ----------    ------     ----------    ------    ----------    ------
                          2.31      1,018,199     59.34      1,003,858     57.40     1,180,237     65.88
                          ----     ----------    ------     ----------    ------    ----------    ------

Certificate accounts:
  With original
   maturities of:
     3 months.......      3.70         19,382      1.13         15,516       .89         9,043       .50
     6 months.......      3.96         83,943      4.89         98,674      5.64        98,814      5.52
     7 months.......      3.93         17,967      1.05         37,848      2.16            --       .--
    12 months.......      4.79        140,815      8.21        191,469     10.95       181,232     10.12
    13 months.......      4.92         93,965      5.47         84,778      4.85            --       .--
    30 months.......      5.38         34,784      2.03         46,807      2.68        55,375      3.09
    36 months.......      5.59         25,049      1.46         26,762      1.53        22,753      1.27
    48 months.......      5.31          6,396       .37          6,404       .37         6,012       .34
    60 months.......      6.36        161,180      9.39        173,716      9.93       157,538      8.79
    Other...........      5.07        114,279      6.66         63,042      3.60        80,510      4.49
                          ----     ----------    ------     ----------    ------    ----------    ------
                          5.13        697,760     40.66        745,016     42.60       611,277     34.12
                          ----     ----------    ------     ----------    ------    ----------    ------
    Total deposits..      3.46%    $1,715,959    100.00%    $1,748,874    100.00%   $1,791,514    100.00%
                          ====     ==========    ======     ==========    ======    ==========    ======


      The following table presents the deposit activity of the Bank for the years indicated:


                                                          September 30,
                                            ----------------------------------------
                                               1996           1995           1994
                                            ----------    ------------   -----------
                                                         (In Thousands)

Deposits..................................  $2,847,234     $2,909,582    $2,635,468
Withdrawals...............................  (2,943,187)    (3,011,924)   (2,658,499)
                                            ----------     ----------    ----------
Withdrawals in excess of deposits.........     (95,953)      (102,342)      (23,031)
Interest credited.........................      63,038         67,670        56,443
Hamilton's net activity for the
 quarter ended December 31, 1994..........          --         (7,968)           --
                                            ----------     ----------    ----------
Net increase (decrease) in deposits.......  $  (32,915)    $  (42,640)   $   33,412
                                            ==========     ==========    ==========


      The following table presents the weighted average nominal interest rates (excluding the effect of related interest rate swaps, interest rate collars and interest rate floors) on certificate accounts outstanding at September 30, 1996 by periods of maturity.


                                     Percent of   Weighted
                                    Certificates  Average                       Remaining maturity
                                                            -----------------------------------------------------------
                                      to Total     Nominal  6 months   6 months      1 year    3 years        5 years
     Quarter Ended         Amount     Deposits      Rate    or less    to 1 year   to 3 years  to 5 years   to 10 years
     -------------         ------     --------    --------  --------   ---------   ----------  ----------   -----------
                                                 (Dollars in Thousands)

December 31, 1996.......  $163,441     23.43%       4.47%   $163,441
March 31, 1997..........   129,388     18.55        4.69     129,388
June 30, 1997...........    98,105     14.06        5.01                $ 98,105
September 30, 1997......    67,922      9.73        4.97                  67,922
December 31, 1997.......    45,302      6.49        5.62                            $ 45,302
March 31, 1998..........    45,733      6.56        5.80                              45,733
June 30, 1998...........    22,943      3.29        5.65                              22,943
September 30, 1998......    20,053      2.87        6.00                              20,053
December 31, 1998.......    11,641      1.67        5.29                              11,641
March 31, 1999..........     8,992      1.29        5.18                               8,992
June 30, 1999...........    19,554      2.80        5.94                              19,554
September 30, 1999......    11,005      1.58        5.56                              11,005
December 31, 1999.......     7,551      1.08        6.51                                         $  7,551
March 31, 2000..........    14,053      2.01        7.14                                           14,053
June 30, 2000...........    17,884      2.56        7.05                                           17,884
September 30, 2000......     3,783       .54        5.74                                            3,783
December 31, 2000.......     3,060       .44        5.73                                            3,060
March 31, 2001..........     1,886       .27        5.23                                            1,886
June 30, 2001...........     1,812       .26        5.10                                            1,812
September 30, 2001......     2,794       .40        5.57                                            2,794
December 31, 2001.......       720       .10        5.63                                                      $    720
March 31, 2002..........       138       .02        7.44                                                           138
                          --------    ------        ----    --------    --------    --------     --------     --------
                          $697,760    100.00%       5.13%   $292,829    $166,027    $185,223     $ 52,823     $    858
                          ========    ======        ====    ========    ========    ========     ========     ========


      Historically, most of the Bank's certificates of deposit accounts renew upon maturity. Consequently, and given the sources of funds available to the Bank, the short-term nature of the maturity for certificate of deposit accounts should not have a material adverse effect on the Company's operations or liquidity.

      At September 30, 1996, the Bank had outstanding certificate accounts in amounts of $100,000 or more maturing as follows:


                       Quarter Ended               Amount
                       -------------              --------
                                                (In Thousands)

               December 31, 1996..........       $  15,364
               March 31, 1997.............          10,783
               June 30, 1997..............           8,013
               September 30, 1997.........           5,367
               December 31, 1997..........          11,836
               March 31, 1998.............           7,609
               June 30, 1998..............           2,355
               September 30, 1998.........           1,948
               December 31, 1998..........           1,821
               March 31, 1999.............             546
               June 30, 1999..............           5,261
               September 30, 1999.........           1,933
               December 31, 1999..........             690
               March 31, 2000.............           2,425
               June 30, 2000..............           4,137
               September 30, 2000.........             481
               December 31, 2000..........             432
               September 30, 2001.........             367
                                                 ---------
                                                 $  81,368
                                                 =========


      BORROWED FUNDS.  Although deposits are the Bank's primary source of funds,
      ---------------
      the Bank's policy has been to utilize borrowed funds when they are a less costly source of funds or can be invested at a positive interest rate spread. These borrowings are generally short-term or variable rate and, therefore, present greater interest rate and liquidity risk to the Bank. The Bank attempts to manage this risk and utilizes off- balance sheet financial instruments to a limited extent to manage its risks.

      Home Federal obtains advances from the FHLB-NY upon the security of its residential mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

      Home Federal also employs repurchase agreements as a means of borrowing funds. It is the Bank's policy to enter into these agreements only with primary government dealers.

      At September 30, 1996, the Bank had outstanding $353.7 million of fixed rate reverse repurchase agreements with a weighted average interest rate of 5.61% and remaining maturities of one to twelve months. The Bank may substitute collateral in the form of U.S. Treasury or mortgage-backed certificates. At September 30, 1996, the borrowings were collateralized by FNMA, FHLMC, REMIC and non-agency pass-through certificates having a carrying value of approximately $378.0 million and a market value of approximately $372.8 million.

      At September 30, 1996, the Bank had outstanding a $100.0 million adjustable rate reverse repurchase agreement with a current interest rate of 5.09% and a remaining maturity of 16 months. The rate on this reverse repurchase agreement is subject to repricing by the counterparty in January 1997 to a LIBOR based rate, with monthly adjustments thereafter. The Bank may substitute collateral in the form of U.S. Treasury, GNMA, FNMA, FHLMC, REMIC, CMO or non-agency pass-through certificates rated no less than AA. At September 30, 1996, this borrowing was collateralized by REMIC and non-agency pass-through certificates having a carrying value of approximately $113.7 million and a market value of approximately $111.6 million.

      On November 18, 1988, the Bank issued $25.0 million in 10.95% (Series A Notes) and $5.0 million in 10.52% (Series B Notes) subordinated capital notes (collectively as the "Notes"). During the years ended September 30, 1991 and 1990, the Bank repaid $6.0 million and $5.0 million, respectively, of its Series A Notes at prices substantially equal to its carrying value. Interest on the Notes is payable in semiannual installments. The remaining principal on the Series A Notes and Series B Notes is payable in annual installments of $2.8 million and $1.0 million, respectively. As of September 30, 1996, the Bank had $11.4 million of the Notes outstanding, which are fully subordinated to savings deposit accounts and other general liabilities of the Bank. Further, at September 30, 1996, $1.6 million of the Notes qualified as supplemental capital for purposes of meeting the regulatory risk-based capital requirements. The Notes are redeemable in whole or in part, with a prepayment premium, at the option of the Bank, subject to regulatory approval, at any time. Deferred issuance costs are being amortized over the period to maturity of the Notes.

      On February 3, 1989 the Bank established a Mortgage-Backed Medium-Term Note, Series A (the "Medium-Term Notes") program. The Medium-Term Notes can be issued from time to time in designated principal amounts, up to a total remaining aggregate amount of $180.0 million, with interest rates to be established at the time of issuance, and with maturities to be set ranging from nine months to fifteen years from the date of issuance. No amounts were outstanding under this program at September 30, 1996.

      The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                              At September 30,
                                                                 ---------------------------------------
                                                                    1996           1995           1994
                                                                 ----------      --------       --------
                                                                              (In Thousands)

Notes payable--fixed rate advances from the FHLB-NY:
  4.470% to 8.450%, due in 1995................................. $       --      $     --       $ 27,500
  4.130% to 8.450%, due in 1996.................................         --        22,375         22,375
  8.100%, due in 1997...........................................        375           375            375
                                                                 ----------      --------       --------
                                                                        375        22,750         50,250
                                                                 ----------      --------       --------
Notes payable--variable rate advances from the FHLB-NY:
  4.813% to 6.125%, due in 1995................................          --            --        207,000
  5.883% to 6.625%, due in 1996................................          --       363,000             --
  5.000% to 5.986%, due in 1997................................     542,000        20,000         20,000
  4.813%, due in 1998..........................................          --            --         35,000
                                                                 ----------      --------       --------
                                                                    542,000       383,000        262,000
                                                                 ----------      --------       --------

Securities sold under agreements to repurchase:
 Fixed rate agreements:
   4.860% to 5.300%, due in 1995...............................          --            --         90,191
   5.790% to 6.000%, due in 1996...............................          --       190,160             --
   5.370% to 6.150%, due in 1997...............................     353,698            --             --
                                                                 ----------      --------       --------
                                                                    353,698       190,160         90,191
                                                                 ----------      --------       --------
  Variable rate agreements:
   5.793% to 6.025%, due in 1996...............................          --       150,000             --
   5.090%, due in 1998.........................................     100,000            --             --
                                                                 ----------      --------       --------
                                                                    100,000       150,000             --
                                                                 ----------      --------       --------
Other collateralized borrowings:
   Fixed rate flexible reverse repurchase agreements:
   7.850%, due in 1996.........................................          --         4,700          4,700
                                                                 ----------      --------       --------

  Variable rate capped reverse repurchase agreements:
   3.920% to 4.250%, due in 1995...............................          --            --        150,000
                                                                 ----------      --------       --------

Subordinated capital notes, fixed rate - 10.84%:
  Due in 1995..................................................          --            --          3,800
  Due in 1996..................................................          --         3,800          3,800
  Due in 1997..................................................       3,800         3,800          3,800
  Due in 1998..................................................       3,800         3,800          3,800
  Due in 1999..................................................       3,800         3,800          3,800
                                                                 ----------      --------       --------
                                                                     11,400        15,200         19,000
                                                                 ----------      --------       --------
Treasury, tax and loan notes-callable, 5.84%, 5.75% and 5.19%
 at September 30, 1996, 1995 and 1994, respectively............       1,313         1,328            582
                                                                 ----------      --------       --------

Other (ESOP) prime rate, due in 2000...........................          --            --          2,174
                                                                 ----------      --------       --------
   Total borrowed funds........................................  $1,008,786      $767,138       $578,897
                                                                 ==========      ========       ========

      The following table sets forth the maximum month-end balance, average balance and weighted average interest rate of short-term borrowings based on remaining maturities for the periods indicated. Average balances and rates are computed on the basis of daily balances. The rates shown in the table exclude the effect of related interest rate swaps and interest rate collars.


                                                        Year Ended September 30,
                                                     ------------------------------
                                                      1996        1995        1994
                                                     ------      ------      ------
                                                         (Dollars in Thousands)

FHLB-NY advances--due in one year or less:
  Maximum month-end balance.......................  $611,875   $385,375   $234,500
  Balance at end of year..........................   542,375    385,375    234,500
  Average balance.................................   480,574    293,268    159,724
  Weighted average interest rate:
    On balance at end of year.....................      5.48%      6.13%      5.44%
    On average balance............................      5.65%      5.75%      4.29%
Other borrowings--principally reverse repurchase
 agreements, due in one year or less:
  Maximum month-end balance.......................  $358,811   $349,988   $240,773
  Balance at end of year..........................   358,811    349,988    240,773
  Average balance.................................   262,251    259,685    110,480
  Weighted average interest rate:
    On balance at end of year.....................      5.66%      5.96%      4.49%
    On average balance............................      5.86%      5.72%      5.52%
Total short-term borrowings:
  Maximum month-end balance.......................  $901,186   $735,363   $475,273
  Balance at end of year..........................   901,186    735,363    475,273
  Average balance.................................   742,825    548,560    270,204
  Weighted average interest rate:
    On balance at end of year.....................      5.55%      6.05%      4.96%
    On average balance............................      5.72%      5.74%      4.79%



MARKET AREA AND COMPETITION
---------------------------

Home Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial services to its community. The Bank, however, has substantial competition for both loans and deposits. The New York City metropolitan area has a high density of financial institutions, many of which are substantially larger and have substantially greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank faces significant competition, both in making mortgage and consumer loans and in attracting deposits. The Bank's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies, insurance companies, and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and securities dealers. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds.

The Bank competes for loans principally through competitive pricing and the efficiency and quality of services it provides borrowers and their real estate brokers. It competes for deposits through pricing and service and by offering a variety of deposit accounts. New powers for thrift institutions provided by New York State and Federal legislation enacted in recent years have resulted in increased competition between savings banks and other financial institutions for both deposits and loans.

EMPLOYEES
---------

At September 30, 1996, Home Federal had 569 employees, including 158 part-time employees. The Bank's employees are not represented by any collective bargaining group. The Bank considers its employee relations to be excellent.


REGULATION
----------

      GENERAL.  The Company,  as a savings and loan holding company, is required
      --------
      to file certain reports with, and otherwise comply with the rules and regulations of the OTS, and file certain reports with the Securities and Exchange Commission ("SEC") under the Federal securities laws. The Bank is a member of the FHLB System and approximately 80.8% of its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). In addition, approximately 19.2%, representing the remaining deposit accounts, are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to examine whether the Bank is in compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily to ensure the safe and sound operation of the Bank for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for possible loan losses for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the United States Congress could have a material adverse impact on the Company, the Bank and its operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

      HOLDING  COMPANY  REGULATION.  The  Company is a unitary  savings and loan
      -----------------------------
      holding company within the meaning of the Home Owners Loan Act of 1933, as amended ("HOLA"). As such, the Company is required to be registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. Among other things, the OTS has enforcement authority which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

      As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to meet the qualified thrift lender ("QTL") test. Upon any acquisition by the Company, which would be subject to prior regulatory approval, of another qualifying institution except for a supervisory acquisition, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. In general, such holding company would be limited primarily to activities permissible for bank holding companies under the Bank Holding Company Act and other activities authorized by OTS regulations and activities in which multiple savings and loan holding companies were authorized by regulation to engage on March 5, 1987. Such activities include, without limitation, mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage.

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

      Federal law generally provides that no "person" (including a company), acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of a Federally-insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition (or in the case of a company, complying with OTS holding company application requirements.) "Control" is defined for this purpose as the power, directly or indirectly, to direct the management or policies of an institution or to vote 25% or more of any class of voting securities of a savings institution. In addition, existing regulations established various presumptions of control, which, among other things, generally contemplate that ownership of more than 10% of any class of voting securities of an insured savings institution (when combined with certain other control factors) constitute control.

      On August 26, 1996, Mr. Patrick E. Malloy, III, Chairman of the Board of the Company, and Mr. Michael A. McManus, Jr., President and Chief Executive Officer of the Company, received approval from the OTS to extend the application they had filed to acquire up to 20% of the outstanding common stock of the Company. As of September 30, 1996, Messrs. Malloy and McManus beneficially owned a total of 12.40% of the outstanding common stock of the Company.

      On May 13, 1996, Mr. Josiah T. Austin, a Director of the Company, and Mrs. Valer Austin received approval from the OTS to extend the application they had filed to acquire up to 20% of the outstanding common stock of the Company. As of September 30, 1996, Mr. and Mrs. Austin beneficially own a total of 11.27% of the outstanding common stock.


FEDERAL SAVINGS INSTITUTION REGULATION
--------------------------------------

      BUSINESS  ACTIVITIES.  The activities of federal savings  institutions are
      ---------------------
      governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations that have been issued pursuant to those statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, authority for certain types of loans, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a percentage of the institution's capital or assets. The description of statutory provisions and regulations applicable to savings and loan institutions set forth in this Form 10-K do not purport to be a complete description of such statutes and regulations and their effects on the Bank.

      REGULATORY  CAPITAL  REQUIREMENT.  The Bank is  required  to meet  minimum
      ---------------------------------
      capital standards, promulgated by the OTS, having three components: a leverage limit or "core capital" requirement, a "tangible capital" requirement, and a "risk-based capital" requirement. The OTS regulations require that in meeting the leverage ratio, tangible, and risk-based capital standards, the institution must deduct investments in and loans to subsidiaries engaged in certain activities not permissible for national banks.

      The leverage limit requires a savings institution to maintain "core capital" in an amount not less than 3% of adjusted total assets. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less intangibles other than certain servicing rights. The tangible capital requirements call for "tangible capital" in an amount not less than 1.5% of adjusted total assets. As a result of the phaseout of the includability of certain intangible assets in core capital, tangible capital is in most cases the same as core capital.

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

      In August 1993, the OTS adopted a final rule incorporating an interest rate risk component into the existing risk-based capital standard. Under the final rule, savings institutions with "above normal" interest rate risk exposure are subject to a deduction for total capital for purposes of calculating risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institutions measured interest rate risk and 2.0%, multiplied by the estimated economic value of the institutions assets. The dollar amount is deducted from an institutions total capital in calculating compliance with its risk-based capital requirement. The rule provides that the director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has delayed implementation of the automatic capital deduction of the interest rate risk component. The Bank's risk-based capital requirement would not have been materially affected based on interest rate risk at September 30, 1996. As of September 30, 1996, the Bank exceeded all of its regulatory capital requirements. (See note 17 of Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders, portions of which are attached as Exhibit 13.)

      PROMPT  CORRECTIVE  REGULATORY  ACTION.  Under the OTS  prompt  corrective
      ---------------------------------------
      action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I
      (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less than 8%, a ratio of Tier I
      (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I risk- based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. The Bank is considered "adequately capitalized" under the prompt corrective action regulations.

      INSURANCE OF DEPOSIT ACCOUNTS.  Approximately 80.8% of the deposits of the
      ------------------------------
      Bank are presently insured up to applicable limits by the FDIC under the SAIF. The remainder are insured up to applicable limits by the FDIC under the BIF, the deposit insurance fund that covers most commercial bank deposits. Under federal law, both the SAIF and BIF are statutorily required to be capitalized at 1.25% of insured reserve deposits ratio.

      The BIF achieved the 1.25% ratio during the first half of calendar year 1995. As a result, the FDIC has reduced the BIF assessment schedule for calendar year 1996 so that most BIF members were paying the statutory minimum annual assessment of $2,000. With respect to SAIF deposits, the FDIC retained the assessment rate schedule applicable to SAIF deposits of 23 to 31 basis points through September 30, 1996.

      On September 30, 1996, Congress passed, and the President signed, the Deposit Insurance Funds Act of 1996 (the "Funds Act") that recapitalized the SAIF. Under the major provisions of the Funds Act, savings institutions, such as the Bank, were assessed a one-time assessment of
      65.7 basis points per $100 of SAIF-assessable deposits as of March 31, 1995, payable in November 1996. Consequently, the Company recorded a one-time charge of $9.4 million during the fourth quarter of fiscal year 1996.

      As a result of the Funds Act, the FDIC has proposed that beginning January 1, 1997 deposit insurance premiums for SAIF members will be reduced to the same schedule as BIF members, ranging from 0 to 27 basic points rather than the previous range of 23 to 31 basis points. In addition, the FDIC has proposed that SAIF deposits will have their assessment rate for deposit insurance lowered to 18 to 27 basis points for the quarter ending December 31, 1996, the amount necessary to cover the Financing Corporation ("FICO") obligations. The FDIC has estimated that effective January 1, 1997, SAIF deposits will also be assessed 6.5 basis points, and BIF deposits will be assessed 1.3 basis points, to cover the cost of FICO obligations, until December 31, 1999. Full pro rata sharing of the FICO payments between SAIF and BIF members will occur on the earlier of January 1, 2000 or the date the SAIF and BIF are merged. The Funds Act specifies that the SAIF and BIF will be merged on January 1, 1999 provided no savings association remains as of that time. As a result of this legislation, the Bank expects to see a significant decrease in future deposit insurance premiums. However, management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the SAIF and BIF will eventually be merged.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

      THRIFT RECHARTERING LEGISLATION. Various bills were introduced in the last
      --------------------------------
      session of Congress that would eliminate the federal savings association charter, as contemplated by the SAIF recapitalization legislation. (See Insurance of Deposit Accounts.) These bills would have required that all federal savings associations convert to national banks or state-chartered institutions by January 1, 1998 and would have treated all state savings associations, for federal regulatory purposes, as state banks. The bills would have required federal savings associations to divest activities or investments that do not conform to powers authorized under their new charter over a specified period. All savings and loan holding companies would have become bank holding companies under the legislative proposals and become subject to the activities restrictions (with some limited grandfathering) applicable to bank holding companies. The legislation would have abolished OTS and transferred its functions to other federal bank regulatory agencies. The SAIF recapitalization legislative requires the U.S. Treasury Department to conduct and present to Congress, by March 31, 1997, a study of issues involved in rechartering along with recommendations as to rechartering legislation and it is likely that such legislation will be considered by Congress during 1997. Management is unable to predict whether such legislation will ultimately be enacted or to the extent to which any such legislation ultimately enacted would limit the Bank's activities or otherwise disrupt operations.

      LOANS TO ONE BORROWER.  Under the HOLA, savings institutions are generally
      ----------------------
      subject to the national bank limits on loans to one borrower. The Bank is generally not permitted, with certain exceptions, to make new loans to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and unimpaired surplus, plus up to an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included in the definition of "readily marketable collateral." At September 30, 1996, the maximum amount which Home Federal could loan to one borrower (and related entities) under the limit was approximately $23.6 million. At September 30, 1996, the Bank's largest aggregate amount of loans to one borrower was $17.0 million.

      QUALIFIED  THRIFT  LENDER TEST.  All savings  institutions,  including the
      -------------------------------
      Bank, are required to meet a QTL test to avoid extensive restrictions on their operations under the HOLA, as amended. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets,
      (ii) specified  intangibles,  including  goodwill,  and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage-related securities) on a monthly basis in at least 9 out of every 12 months. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions.

      At September 30, 1996, the Bank met the test with qualified thrift investments equal to approximately 84.2% of its portfolio assets, and has always met the test since its effectiveness.

      LIMITATION  ON  CAPITAL   DISTRIBUTIONS.   The  OTS   regulations   impose
      ----------------------------------------
      limitations upon all capital distributions by savings institutions, such as dividends, payments to repurchase or otherwise acquire their shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, to the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval.

      The Bank is a Tier I institution. In the event the Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, federal law prohibits the Bank from making any capital distribution if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier I risk-based capital ratio of less than 4.0%, or (iii) a leverage capital ratio of less than 4.0% (3.0% in the event the Bank was assigned a 1 MACRO rating, the highest examination rating of the OTS for rating institutions).

      LIQUIDITY.  The Bank is required,  for each calendar month, to maintain an
      ----------
      average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member savings institutions, and currently is 5%. OTS regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less during the preceding calendar month. For the month of September 1996, the Bank was in compliance with the OTS liquidity requirements, having an average daily liquidity ratio and a short-term liquidity ratio of 5.3% and 1.6%, respectively. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank has never had monetary penalties imposed for failure to meet its liquidity requirement.

      ASSESSMENTS.  Savings  institutions  are required by OTS regulation to pay
      ------------
      assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank's total assessment for the fiscal year 1996 was approximately $.4 million.

      TRANSACTIONS  WITH  RELATED  PARTIES.  The Bank's  authority  to engage in
      -------------------------------------
      transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with Home Federal, including the Company and the Bank's subsidiaries), or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Loans and certain other extensions of credit are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates, or the receipt of such assets as collateral, is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated individuals or entities. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may invest in the securities of any affiliate other than a subsidiary.

      The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, are currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms substantially the same as to those offered to unaffiliated individuals and involve no more than the normal risk of collectibility, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. The Bank is currently in compliance with such regulations. The OTS regulations, with minor variances, apply Regulation O to savings institutions.

      ENFORCEMENT.   Under  the  FDI  Act,  the  OTS  has  primary   enforcement
      ------------
      responsibility over savings institutions and has the authority to bring enforcement action against any savings institution and all "institution-related parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and can amount to $5,000 per day, or even up to $1.0 million per day for a finding of knowing or reckless disregard causing substantial loss to the savings institution. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements. Possible enforcement action ranges from the requirement for an approved capital plan and the imposition of a directive, to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Management is not aware of any material violations that would trigger any enforcement action or civil penalties.

      STANDARDS  FOR SAFETY AND  SOUNDNESS.  The federal  banking  agencies have
      -------------------------------------
      adopted  Interagency  Guidelines  Prescribing  Standards  for  Safety  and
      Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings standards; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required. Management believes that the Bank is in material compliance with the Guidelines.

FEDERAL HOME LOAN BANK SYSTEM
-----------------------------

The Bank is a member of the FHLB System which consists of 12 regional FHLB Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock of the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB-NY stock of $27.9 million at September 30, 1996. FHLB advances are required to be secured by specific types of collateral and long-term advances may be obtained primarily for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds out of their earnings for the resolution of insolvent thrifts and to allocate funds for affordable housing programs. The requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended September 30, 1996 dividends from the FHLB-NY to the Bank amounted to $1.7 million, or 3.0%, of the Bank's pre-tax income. If dividends were reduced, or interest on FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that future legislation involving the FHLB's will not also cause a decrease in the amount of dividends or in the value of the FHLB-NY stock held by the Bank.


FEDERAL RESERVE SYSTEM
----------------------

Although the Bank is not a member of the Federal Reserve System, it is subject to FRB regulations which require it to maintain non-interest earning reserves against certain of its transaction accounts (primarily NOW and regular checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank's cost of funds. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank. The FRB regulations generally require the maintenance of reserves of 3% against net transaction accounts of $52.0 million or less (subject to annual adjustment by the FRB) and reserves of $1.6 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of net transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. The Bank is in compliance with the foregoing requirements.

TAXATION
--------

      FEDERAL.  New York  Bancorp  files a calendar  year  consolidated  Federal
      --------
      income tax return with its subsidiary, Home Federal, and reports its income and expenses using the accrual method of accounting.

      Savings institutions are generally taxed in the same manner as other corporations. However, unlike other corporations, qualifying savings institutions such as Home Federal, for tax years beginning prior to January 1, 1996, were allowed to establish a reserve for bad debts and were permitted to deduct additions to that reserve for each tax year. For purposes of computing the deductible addition to the Bank's bad debt reserve, the loans were separated into "qualifying real property loans" (in general, loans secured by interests in improved real property) and all other loans ("non-qualifying loans"). The deduction with respect to qualifying real property loans was allowed using the most favorable of the following two methods: (i) a method based on the institution's actual loss experience (the "experience method"), or (ii) a method based on a specified percentage of the institution's taxable income (the "percentage of taxable income method"). The addition to the reserve for non-qualifying loans was computed under the experience method. The percentage of taxable income method was allowed only if the Bank maintained at least 60% of its total assets in qualifying assets, as defined. If qualifying assets fell below 60%, the Bank would be required to recapture essentially all of its bad debt reserve for Federal income tax purposes. The Bank's qualifying assets exceeded 60% for the past five fiscal years. The net effect of this special bad debt deduction was that the maximum effective Federal income tax rate on income, computed without regard to actual bad debts and certain other factors, for qualifying institutions using the percentage of taxable income method was 32.2%, exclusive of any minimum or environmental tax, as compared to the generally applicable maximum corporate Federal income tax rate of 35.0%. The Bank used the experience method for 1995 and 1993 and percentage of taxable income method in calendar years 1994 and 1992. Hamilton used the percentage of taxable income method for 1992, 1993 and 1994. Each tax year, the Bank selected the most favorable method to calculate the maximum deduction available with respect to an addition to the tax bad debt reserve.

      Under legislation enacted in August 1996, the Bank will no longer be permitted to use the percentage of taxable income method for Federal tax purposes, but will be permitted to deduct bad debts only as they are incurred. The legislation also requires the recapture of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987 (the "base year"). The Bank's tax bad debt reserves of $27.9 million as of December 31, 1995 do not exceed those of the base year. Therefore, the Bank will not be required to recapture any such excess bad debt reserves. Such reserve reflects the cumulative Federal income tax bad debt deductions to that date. The base year reserves will continue to be subject to recapture, and the Bank could be required to recognize a tax liability, under certain circumstances, including (1) the Bank fails to qualify as a "bank" for Federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; and (4) there is a change in Federal tax law. However, management is currently not aware of the occurrence of any such circumstances.

      STATE AND LOCAL.  The Bank files combined New York State franchise and New
      ----------------
      York City financial corporation tax returns with its subsidiaries and New York Bancorp on a calendar year basis.

      The New York State and City taxes on banking corporations are each imposed in an annual amount equal to the greater of (i) 9% of the Bank's "Entire Net Income" allocable to New York State (and to New York City for purposes of the City tax) during the taxable year; or (ii) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (i) a percentage (.01%, .004%, or .002%, for the New York State tax, depending upon the nature and mix of the Bank's assets and on the ratio of its net worth to the average value of its assets, and .01% for the New York City tax) of the average value of the Bank's assets allocable to New York State (and to New York City for the City tax) with certain modifications; (ii) 3% of the Bank's "Alternative Entire Net Income" allocable to New York State (and to New York City for the City tax); or (iii) a minimum tax. In addition to the foregoing, the New York State Tax Law also imposes a 17% metropolitan surcharge on the portion of the New York State franchise tax otherwise payable which is attributable to the Bank's activities in New York City and in several other New York counties.

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

      For tax years beginning before January 1, 1996, New York State and New York City also allowed a bad debt deduction for thrift institutions, such as the Bank, provided the same method was used for the thrift's Federal tax return. However, for the most recent calendar year 1995, the effective allowable percentage used in computing the bad debt deduction under the percentage of taxable income method was 32%, rather than the 8% amount for Federal purposes.

      In response to the aforementioned Federal legislation enacted in August 1996, the New York State tax law has been amended to prevent a recapture of existing tax bad debt reserves and to allow for the continued use of the percentage of taxable income to determine the bad debt deduction in computing New York State tax liability. However, no such amendments have been made to date with respect to the New York City tax law; therefore, the Company can not predict whether such changes will be made or as to the form of any changes.

      As a Delaware business corporation, New York Bancorp is required to file annual returns with and pay annual fees to the Secretary of the State of Delaware. The Company is also subject to a minimal annual Delaware franchise tax.

SUPPLEMENTAL ITEM
-----------------

The following table sets forth certain information regarding executive officers of the Company, who are not also directors.


       Name                   Age                 Position Held
       ----                   ---                 -------------

George J. Amentas             48        First Vice President, Treasurer
Robert J. Anrig               48        First Vice President, Lending
Carmine Bracco                58        First Vice President, EDP and Operations
Dennis Hodne                  50        First Vice President, Retail Banking
Richard F. Rothschild         49        First Vice President, Marketing
Edward J. Steube              52        First Vice President, Business Development
Terrence S. Walsh             49        First Vice President, Multifamily Lending


George J. Amentas recently joined the Company in November 1996 as First Vice President, Treasurer. From 1993 through 1996, Mr. Amentas was Senior Vice President and Treasurer of Centerbank. Prior to 1993 Mr. Amentas served as Senior Vice President, Chief Investment Officer and Treasurer for Village Bank.

Robert J. Anrig has been First Vice President, Lending of the Company and the Bank since May 1992. From April 1990 to May 1992 Mr. Anrig served as a business and real estate consultant in Long Island, New York.

Carmine Bracco has been First Vice President, EDP and Operations of the Company and the Bank since October 1995. From December 1993 to October 1995, Mr. Bracco served as Vice President, Internal Audit of the Bank. From May 1988 to May 1992, Mr. Bracco served at National Westminster Bank as Senior Vice President, Internal Audit, and from May 1992 to December 1993 as Senior Vice President, Financial Services.

Dennis Hodne has been First Vice President, Retail Banking of the Company and the Bank since October 1995. Previously, from January 1995 through September 1995 he was First Vice President, Strategic Planning for the Company and the Bank. From September 1992 to January 1995 Mr. Hodne served as Senior Vice President, Retail Banking for Hamilton Federal Bank. From 1988 to September 1992 Mr. Hodne served as Senior Vice President, Branch Administrator for Crossland Savings Bank.

Richard F. Rothschild has been First Vice President, Marketing of the Company and the Bank since October 1995. Previously, from 1987 through 1995 he served as First Vice President, Banking Services of the Bank and was named to the similar position in New York Bancorp when it became a publicly traded company in February 1988.

Edward J. Steube has been First Vice President, Business Development of the Company and the Bank since September 1992. From 1982 to September 1992, Mr. Steube served as Vice President for Kidder, Peabody & Co., Inc.

Terrence S. Walsh became First Vice President, Multifamily Lending of the Company and the Bank in October 1996. From January 1996 through September 1996 Mr. Walsh served as Vice President, Multifamily Lending. Previously, in 1995 Mr. Walsh was involved in private consulting. Prior to 1995 Mr. Walsh served as Senior Vice President, Mortgage Lending for Metro Bancshares Inc.

ITEM 2 - PROPERTIES

The Bank conducts its business through twenty-nine full-service branch offices, seven loan production offices, an operations center and one executive office located in Kings, Queens, Nassau, Westchester, Richmond, and Suffolk Counties. The following table sets forth information relating to each of the Bank's offices at September 30, 1996. The total net book value of the Bank's premises and equipment at September 30, 1996 was $12.9 million.


                                                                    Date        Lease            Net
                                                       Owned       Leased     Expiration      Book Value
                                                         or          or       Including           at
Location                                               Leased     Acquired     Options      Sept. 30, 1996
--------                                               ------     --------    ----------    --------------
                                                                                            (In Thousands)
Branch Offices:
   70-01 Forest Avenue, Ridgewood, NY (1)............   Owned       1949          --           $    963
   70-24 Myrtle Avenue, Glendale, NY.................   Owned       1976          --                495
   83-24 Woodhaven Blvd., Glendale, NY...............  Leased       1991        2038                747
   155-14 Cross Bay Blvd., Howard Beach, NY..........  Leased       1974        1999                273
   248-40 Northern Blvd., Little Neck, NY............   Owned       1963          --                434
   145-15 243rd Street, Rosedale, NY.................   Owned       1961          --                307
   7401 13th Avenue, Brooklyn, NY....................   Owned       1979          --                979
   413 86th Street., Brooklyn, NY (1)................   Owned       1948          --                637
   9502 3rd Avenue, Brooklyn, NY.....................  Leased       1991        2000                 70
   420 Court Street, Brooklyn, NY....................   Owned       1930          --                657
   2123 Avenue U, Brooklyn, NY.......................  Leased       1990        1998                 74
   179 Avenue U, Brooklyn, NY........................   Owned       1973          --                162
   6501 11th Avenue, Brooklyn, NY....................   Owned       1976          --                824
   1710 Avenue Y, Brooklyn, NY.......................  Leased       1996        2016                301
   195 Rockaway Avenue, Valley Stream, NY............  Leased       1974        1999                102
   210 Mineola Blvd., Mineola, NY (1)................  Leased       1992        2007                242
   41 Forest Avenue, Glen Cove, NY...................  Leased       1992        2007                455
   35 Merrick Avenue, Merrick, NY 11566..............   Owned       1978          --                530
   77 Lincoln Avenue, Rockville Centre, NY...........  Leased       1992        2007                132
   155 East Main Street, Huntington, NY..............   Owned       1992          --                536
   143 Alexander Avenue, Lake Grove, NY..............  Leased       1992        2015                 45
   46 E. Hoffman Avenue, Lindenhurst, NY.............  Leased       1994        2009                145
   800 Montauk Highway, Shirley, NY..................  Leased       1992        2000                 45
   356 Middle Country Road, Coram, NY................  Leased       1992        2003                104
   62 South Ocean Avenue, Patchogue, NY (1)..........   Owned       1992          --              1,057
   366 Route 25A, Rocky Point, NY....................  Leased       1992        2003                 40
   43 Main Street, Westhampton Beach, NY.............   Owned       1992          --                414
   1730 Veterans Memorial Highway, Islandia, NY......  Leased       1995        2015                262
   985 Richmond Avenue, Staten Island, NY............  Leased       1995        2015                203
Loan Production Offices:
   241-02 Northern Blvd., Douglaston, NY.............  Leased       1989        1999                193
   One Depot Plaza, Mamaroneck, NY...................  Leased       1986        1996                 22
   100 Jericho Quadrangle, Jericho, NY...............  Leased       1996        2002                202
Executive Office:
   241-02 Northern Blvd., Douglaston, NY.............  Leased       1989        1999                748
Operations Center:
   100 Jericho Quadrangle, Jericho, NY (1)...........  Leased       1993        2002                527
                                                                                               --------
                                                                                               $ 12,927
                                                                                               ========
-----------------
(1)  Loan Centers are also located at these locations.


ITEM  3 -   LEGAL PROCEEDINGS

On July 1, 1994, a purported class action complaint was filed in the Delaware Chancery Court on behalf of the shareholders of Hamilton by Adar Equities, Ltd. as plaintiff, naming, among others, New York Bancorp as a defendant. An identical complaint was filed by the Serious Software Corporation on July 7, 1994 in the Delaware Chancery Court. Plaintiffs allege that certain directors and senior officers of Hamilton breached their fiduciary duties to Hamilton shareholders. New York Bancorp is alleged to have aided and abetted this breach by allegedly providing them the promise of continued employment and monetary incentives in exchange for entering into a merger agreement. Plaintiffs claimed that if the Merger was approved by shareholders of New York Bancorp and Hamilton, the consideration that Hamilton shareholders would receive in exchange for their Hamilton common stock would be "grossly inadequate." Plaintiffs sought various remedies, including an injunction to prevent the consummation of the Merger and compensatory damages in an unspecified amount. On September 19, 1994, defendants moved to dismiss the complaints on the ground that they fail to state a claim upon which relief could be granted. Such motion is still pending.

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                    PART II


ITEM 5 -    MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
            MATTERS

The information contained on page 50 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 -    SELECTED FINANCIAL DATA

The information contained on page 9 of the 1996 Annual Report to Shareholders under the caption "Selected Consolidated Financial & Other Data" is incorporated herein by reference and is contained herein as Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information contained on pages 10 through 20 of the 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference and is contained herein as Exhibit 13.

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and the Independent Auditors' Report appearing on pages 21 through 48 of the 1996 Annual Report to Shareholders are incorporated herein by reference and is contained herein as Exhibit 13.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                   PART III


ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 3 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1997 under the caption "Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers" is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I of this report under "Supplemental Item" pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11 -   EXECUTIVE COMPENSATION

The information contained on pages 10 through 16 (excluding the Stock Performance Graph and Report of the Compensation Committee on Executive Compensation) of the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1997 under the captions "Directors Compensation" and "Executive Compensation" is incorporated herein by reference.

ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1997 under the caption "Security Ownership of Certain Beneficial Owners" is incorporated herein by reference.

ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 18 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1997 under the caption "Transactions with Certain Related Persons" is incorporated herein by reference.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  (1)  FINANCIAL STATEMENTS
          --------------------

The following financial statements are included in the Company's Annual Report to Shareholders for the year ended September 30, 1996, portions of which are attached as an exhibit to this report:

       - Consolidated Statements of Financial Condition at September 30, 1996 and 1995
       - Consolidated Statements of Income for each of the years in the three-year period ended September 30, 1996
       - Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended September 30, 1996
       - Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1996
       -  Notes to Consolidated Financial Statements
       -  Independent Auditors' Report

     (2)  FINANCIAL STATEMENT SCHEDULES
          -----------------------------

Financial statement schedules are omitted because they are not required or because the required information is set forth in the consolidated financial statements or notes thereto.

     (3)  EXHIBITS
          --------

The following exhibits are either filed as part of this report or are incorporated herein by reference to documents previously filed by the Company with the SEC.



  Exhibit
   Number                            Description
  -------                            -----------

     3.1      Certificate of Incorporation of New York Bancorp Inc., as amended
     3.2      Bylaws of New York Bancorp Inc., as amended(6)
    10.2      New York Bancorp Inc. Incentive Stock Option Plan(1)
    10.3      New York Bancorp Inc. Option Plan for Outside Directors(2)
    10.8      Home Federal Savings Bank Employee Stock Purchase Plan(3)
    10.9      New York Bancorp Inc. 1990 Incentive Stock Option Plan(4)
    10.10     New York Bancorp Inc. 1990 Option Plan for Outside Directors(5)
    10.13     Home Federal Savings Bank Supplemental Executives Benefit Plan, as
              amended(8)
    10.14     Home Federal Savings Bank Deferred Compensation Plan, as
              amended(8)
    10.17     New York Bancorp Inc. 1993 Long-Term Incentive Plan(6)
    10.18     New York Bancorp Inc. 1993 Stock Option Plan for Outside
              Directors(7)
    11        Statement re:  computation of per share earnings
    13        Portions  of  New  York  Bancorp   Inc.'s   Annual  Report  to
              Shareholders  for the fiscal  year ended  September  30,  1996 incorporated herein by reference
    21        Subsidiaries of New York Bancorp Inc.
    23        Consent of KPMG Peat Marwick LLP
    27        Financial Data Schedule

(1) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23468
(2) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23478
(3)  Incorporated  by reference to Exhibits  filed with New York Bancorp  Inc.'s
     1989 Form 10-K
(4) Incorporated by reference to Annex A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(5) Incorporated by reference to Annex B of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(6)  Incorporated  by reference to Exhibits  filed with New York Bancorp  Inc.'s
     1992 Form 10-K
(7) Incorporated by reference to Exhibit A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 25, 1994
(8)  Incorporated  by reference to Exhibits  filed with New York Bancorp  Inc.'s
     1994 Annual Report on Form 10-K


(B)  REPORTS ON FORM 8-K
     -------------------

     None

                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEW YORK BANCORP INC.


                                           By:   /s/ Michael A. McManus, Jr.
                                              ---------------------------------
                                                  Michael A. McManus, Jr.
                                                  President and
                                                  Chief Executive Officer

                                           Date:  December 19, 1996


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.



  /s/ Patrick E. Malloy, III                 /s/ John E. D. Grunow, Jr.
---------------------------------------   ------------------------------------
      Patrick E. Malloy, III                     John E. D. Grunow, Jr.
      Chairman of the Board                      Director


  /s/ Josiah T. Austin                       /s/ Michael A. McManus, Jr.
---------------------------------------   ------------------------------------
      Josiah T. Austin                           Michael A. McManus, Jr.
      Director                                   Director, President
                                                 and Chief Executive Officer


  /s/ Stan I. Cohen                          /s/ Walter R. Ruddy
---------------------------------------   ------------------------------------
      Stan I. Cohen                              Walter R. Ruddy
      Director, Senior Vice President,           Director
      Controller and Secretary


  /s/ Geraldine A. Ferraro                   /s/ Robert A. Simms
---------------------------------------   -----------------------------------
      Geraldine A. Ferraro                       Robert A. Simms
      Director                                   Director


  /s/ Peter D. Goodson                      /s/  Gene A. Washington
---------------------------------------   ------------------------------------
      Peter D. Goodson                           Gene A. Washington
      Director                                   Director