Form 10-Q
period 1996-12-31
NEW YORK BANCORP INC
filed 1997-02-07
CIK 820068

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended:                December 31, 1996
                              ------------------------

Commission File Number                 1-11684
                              ------------------------


                             NEW YORK BANCORP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                   11-2869250
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

     241-02 Northern Boulevard, Douglaston, N. Y.                   11362
--------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

                                 (718) 631-8100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     Number of shares of common stock, par value $.01 per share, outstanding as of January 31, 1997: 16,587,003.

                             NEW YORK BANCORP INC.
                                   FORM 10-Q
                                     INDEX



PART I - FINANCIAL INFORMATION                                       Page
------------------------------                                       ----

  Item 1.   Financial Statements:

            Consolidated Statements of Financial Condition as
            of December 31, 1996 and September 30, 1996               4

            Consolidated Statements of Income for the Three
            Months ended December 31, 1996 and 1995                   5

            Consolidated Statement of Changes in Shareholders'
            Equity for the Three Months ended December 31, 1996       6

            Consolidated Statements of Cash Flows for the
            Three Months ended December 31, 1996 and 1995           7 -  8

            Notes to Consolidated Financial Statements              9 - 11


            Independent Accountants' Review Report                    3

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    12 - 21



PART II - OTHER INFORMATION
---------------------------

  Item 1.   Legal Proceedings                                         22

  Item 2.   Changes in Securities                                     22

  Item 3.   Defaults Upon Senior Securities                           22

  Item 4.   Submission of Matters to a Vote of Security Holder        22

  Item 5.   Other Information                                         23

  Item 6.   Exhibits and Reports on Form 8-K                          23

  Signature Page                                                      24

KPMG Peat Marwick LLP

  One Jericho Plaza
  Jericho, NY 11753




                  Independent Accountants' Review Report
                  --------------------------------------


To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of December 31, 1996, and for the three month periods ended December 31, 1996 and 1995 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of New York Bancorp Inc. and Subsidiary as of September 30, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30,
1996, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                      /s/ KPMG Peat Marwick LLP

January 24, 1997


                     NEW YORK BANCORP INC. AND SUBSIDIARY
          ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                  December 31,   September 30,
                                                      1996            1996
                                                  ------------   -------------

ASSETS
------
Cash and due from banks.......................... $     13,883   $     13,045
Money market investments.........................           --         10,700
Investment in debt and equity securities, net:
  Held to maturity (estimated market value of
   $629 and $641 at December 31, 1996
   and September 30, 1996, respectively).........          631            643
  Available for sale.............................      140,715        136,133
Mortgage-backed securities, net:
  Held to maturity (estimated market value of
   $525,387 and $534,602 at December 31, 1996
   and September 30, 1996, respectively).........      538,056        550,817
  Available for sale.............................      438,055        280,429
Federal Home Loan Bank stock.....................       31,244         27,938
Loans receivable, net:
  First mortgage loans...........................     1,651,152     1,603,769
  Other loans....................................       264,261       268,779
                                                  -------------  ------------
                                                      1,915,413     1,872,548
  Less allowance for possible loan losses........       (18,958)      (19,386)
                                                  -------------  ------------
   Total loans receivable, net...................     1,896,455     1,853,162
Accrued interest receivable......................        22,367        21,862
Premises and equipment, net......................        12,569        12,927
Other assets.....................................        28,042        33,251
                                                  -------------  ------------
   Total assets.................................. $   3,122,017  $  2,940,907
                                                  =============  ============

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
LIABILITIES:
  Deposits....................................... $   1,700,722  $  1,715,959
  Borrowed funds.................................     1,069,045     1,008,786
  Mortgagors' escrow payments....................         8,895        14,987
  Due to brokers.................................       129,887            --
  Accrued expenses and other liabilities.........        54,418        49,272
                                                  -------------  ------------
   Total liabilities.............................     2,962,967     2,789,004
                                                  -------------  ------------
Commitments, contingencies and contracts (note 3)
SHAREHOLDERS' EQUITY (NOTES 2, 3 AND 4) (1):
  Preferred stock, $.01 par value,
   2,000,000 shares authorized; none issued......             --           --
  Common stock, $.01 par value, 30,000,000 shares
   authorized;  22,120,275  shares issued at
   December 31, 1996 and September 30, 1996;
   16,569,681 and 16,648,200 shares outstanding
   at December 31, 1996 and September 30, 1996,
   respectively..................................           221           221
  Additional paid-in capital.....................        65,457        65,429
  Retained earnings, substantially restricted....       153,226       145,686
  Treasury stock, at cost, 5,550,594 and 5,472,075
   shares at December 31, 1996 and September 30,
   1996, respectively............................       (60,658)      (58,871)
  Unrealized appreciation (depreciation) on
   securities available for sale, net of tax
   effect........................................           804          (562)
                                                  -------------  ------------
   Total shareholders' equity.....................      159,050       151,903
                                                  -------------  ------------
   Total liabilities and shareholders' equity.....$   3,122,017  $  2,940,907
                                                  =============  ============
--------------------
(1) Share information has been restated to fully reflect the 3-for-2 stock split effective January 23, 1997.

         See accompanying notes to consolidated financial statements.

                                       4


                     NEW YORK BANCORP INC. AND SUBSIDIARY
                 ----- CONSOLIDATED STATEMENTS OF INCOME -----
                                  (UNAUDITED)

                                                      Three Months Ended
                                                        December 31,
                                                    --------------------
                                                      1996        1995
                                                    --------    --------
                                                    (In Thousands, except
                                                      per share amounts)

INTEREST INCOME:
  Interest and fees on loans:
   First mortgage loans.........................    $33,016     $ 28,412
   Other loans..................................      5,745        6,529
                                                    -------     --------
    Total interest and fees on loans............     38,761       34,941
  Mortgage-backed securities....................     13,753       14,203
  Debt and equity securities - taxable..........      2,893        1,395
  Money market investments......................         10          107
  Trading account securities....................         --           13
                                                    -------     --------
    Total interest income.......................     55,417       50,659
                                                    -------     --------
INTEREST EXPENSE:
  Deposits .....................................     14,094       15,881
  Borrowed funds................................     13,444       11,110
                                                    -------     --------
    Total interest expense......................     27,538       26,991
                                                    -------     --------
    Net interest income.........................     27,879       23,668
Provision for possible loan losses..............       (300)        (300)
                                                    -------     --------
    Net interest income after provision
     for possible loan losses...................     27,579       23,368
                                                    -------     --------
NON-INTEREST INCOME:
  Loan fees and service charges.................        817          631
  Net gain on the sale of mortgage
   loans and securities available for sale......        117          507
  Other.........................................      1,914        1,564
                                                    -------     --------
    Total non-interest income...................      2,848        2,702
                                                    -------     --------
NON-INTEREST EXPENSE:
  General and administrative:
   Compensation and benefits....................      6,525        5,517
   Occupancy, net...............................      2,109        2,040
   Advertising and promotion....................        475          855
   Federal deposit insurance premiums...........        759          965
   Other........................................      2,291        2,533
                                                    -------     --------
    Total general and administrative............     12,159       11,910
   Real estate operations, net..................        269          133
                                                    -------     --------
    Total non-interest expense..................     12,428       12,043
                                                    -------     --------
    Income before income tax expense............     17,999       14,027
                                                    -------     --------
INCOME TAX EXPENSE:
  Federal expense...............................      5,543        4,242
  State and local expense.......................      2,192        1,957
                                                    -------     --------
    Total income tax expense....................      7,735        6,199
                                                    -------     --------
    Net income..................................    $10,264     $  7,828
                                                    =======     ========

EARNINGS PER COMMON SHARE (note 2)..............    $   .60     $  .43(1)

-----------------
(1) Per share amounts have been restated to fully reflect the 3-for-2 stock split effective January 23, 1997.

        See accompanying notes to consolidated financial statements.

                                        5




                                             NEW YORK BANCORP INC. AND SUBSIDIARY
                             ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                                             THREE MONTHS ENDED DECEMBER 31, 1996
                                                           (UNAUDITED)




                                                                                                       Unrealized
                                                                                                      Appreciation
                                                                                                     (Depreciation)
                                                   Additional                                        on Securities
                                      Common        Paid-in           Retained       Treasury          Available
                                      Stock         Capital           Earnings         Stock           for Sale          Total
                                     -------       ----------        ---------       ----------       ------------    -----------
                                                   (Dollars in Thousands, Except Per Share Data)


Balance at September 30, 1996.....    $ 221        $  65,429         $ 145,686        $ (58,871)        $ (562)       $  151,903

Net income for the three months
 ended December 31, 1996..........       --               --            10,264               --             --            10,264

Dividends declared on
 common stock.....................       --               --            (2,487)              --             --            (2,487)

Purchase of 97,986 shares
 of treasury stock................       --               --                --           (2,225)            --            (2,225)

Exercise of 19,467 shares
 of stock options.................       --               28              (237)             438             --               229

Change in unrealized
 appreciation (depreciation) on
 securities available for sale,
 net of taxes.....................       --               --                --               --          1,366             1,366
                                      -----        ---------        ----------        ---------        -------       -----------

Balance at December 31, 1996         $  221        $  65,457        $  153,226        $ (60,658)       $   804       $   159,050
                                     ======        =========        ==========        =========        =======       ===========

                                   See accompanying notes to consolidated financial statements.






                      NEW YORK BANCORP INC. AND SUBSIDIARY
                ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                 (UNAUDITED)

                                                           Three Months Ended
                                                              December 31,
                                                        ----------------------
                                                           1996         1995
                                                        ----------   ---------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................  $   10,264   $   7,828
                                                        ----------   ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization......................         584         531
   Amortization and accretion of deferred fees,
    discounts and premiums............................         239         510
   Provision for possible loan losses.................         300         300
   Provision for losses on foreclosed real estate.....         136         156
   Net loss on sale of foreclosed real estate.........          67          42
   Net gain on sale of mortgage loans and
    securities available for sale.....................        (117)       (507)
   Payment of SAIF recapitalization...................      (9,432)         --
   Deferred income taxes..............................       3,357         607
   Net decrease in trading account....................          --       2,003
   (Increase) decrease in accrued interest receivable.        (505)        116
   Increase (decrease) in accrued interest payable....      (1,103)        605
   Increase (decrease) in accrued expenses and
    other liabilities.................................      14,649      (2,865)
   (Increase) decrease in other assets................         893      (1,855)
                                                        ----------   ---------
   Total adjustments..................................       9,068        (357)
                                                        ----------   ---------
  Net cash provided by operating activities...........      19,332       7,471
                                                        ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments on loans.........................      82,288      64,508
  Principal payments on mortgage-backed securities....      25,780      20,839
  Principal payments, maturities and calls
   on debt and equity securities......................          12      37,000
  Proceeds on sales of loans..........................      16,931      16,386
  Proceeds on sales of debt and equity securities
   available for sale.................................       1,314       2,718
  Investment in first mortgage loans..................    (125,902)    (63,988)
  Investment in other loans...........................     (17,715)    (15,012)
  Investment in mortgage-backed securities
   available for sale.................................     (39,829)         --
  Investment in debt and equity securities available
   for sale...........................................      (5,000)    (28,284)
  Proceeds on sales of foreclosed real estate.........       1,774         616
  Net purchases of Federal Home Loan Bank Stock.......      (3,306)     (2,768)
  Net purchases of premises and equipment.............        (226)       (330)
                                                        ----------   ---------
  Net cash provided by (used in) investing activities.     (63,879)     31,685
                                                        ----------   ---------
                                    (Continued)





                     NEW YORK BANCORP INC. AND SUBSIDIARY
               ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                  (CONTINUED)


                                                           Three Months Ended
                                                              December 31,
                                                           ------------------
                                                            1996        1995
                                                            ----        ----
                                                              (In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in non-interest bearing
   demand, savings, money market, and NOW accounts....  $    5,068   $   3,127
  Net increase (decrease) in time deposits............     (20,305)      5,210
  Net increase (decrease) in borrowings with original
   maturities of three months or less.................      93,118     (18,221)
  Proceeds from long-term borrowings..................     224,000          --
  Repayment of long-term borrowings...................    (256,859)    (19,425)
  Purchase of common stock for treasury...............      (2,225)     (5,332)
  Payment of common stock dividends...................      (2,220)     (2,412)
  Exercise of stock options...........................         200          --
  Decrease in mortgagors' escrow accounts.............      (6,092)     (5,523)
                                                        ----------   ---------
  Net cash provided by (used in) financing activities.      34,685     (42,576)
                                                        ----------   ---------
  Net decrease in cash and cash equivalents...........      (9,862)     (3,420)
  Cash and cash equivalents at beginning of year......      23,745      45,104
                                                        ----------   ---------
  Cash and cash equivalents at end of year............  $   13,883   $  41,684
                                                        ==========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.......................................  $   30,021   $  24,703
                                                        ==========   =========
  Income taxes paid...................................  $    5,050   $   7,180
                                                        ==========   =========
  Noncash Investing and Financing Activities:
   Transfer of loans to real estate owned.............  $    1,355   $   1,578
                                                        ==========   =========
   Transfer of mortgage-backed securities available
    for sale to mortgage-backed securities
    held to maturity .................................  $       --   $  15,421
                                                        ==========   =========
   Transfer of mortgage-backed securities held to maturity
    to mortgage-backed securities available for sale .  $       --   $  84,109
                                                        ==========   =========
   Transfer of debt and equity securities held to maturity
    to debt and equity securities available for sale .  $       --   $  15,000
                                                        ==========   =========

           See accompanying notes to consolidated financial statements.


                     NEW YORK BANCORP INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Bank") and Subsidiaries, as of December 31, 1996 and September 30, 1996 and for the three month periods ended December 31, 1996 and 1995.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2:  EARNINGS PER SHARE

         A 3-for-2 common stock split, effected in the form of a stock dividend, was distributed on January 23, 1997 to shareholders of record on
         January 9, 1997. Accordingly, information with respect to shares of common stock and earnings per share have been restated in all periods presented to fully reflect the stock split. Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common stock and common stock equivalents outstanding for the calculation of primary earnings per share for the quarters ended December 31, 1996 and 1995 was 17,239,250 and 18,329,355.

NOTE 3:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

         At December 31, 1996, Home Federal had commitments of $68.3 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $54.7 million and fixed rate mortgage loans with interest rates ranging from 6.875% to 10.25%, represented $13.6 million. At December 31, 1996, Home Federal also had commitments to sell $6.5 million of qualified fixed rate first mortgage loans at prices which approximate the carrying value of the loans.

         The Bank is a party to interest rate swap arrangements to extend the repricing or maturity of its liabilities in order to create a more consistent and predictable interest rate spread. At December 31, 1996, outstanding notional amounts of interest rate swap arrangements totaled $400.0 million. The Bank pays a fixed weighted average rate of 4.72%, and receives a variable rate (5.375% at December 31, 1996) which adjusts monthly based on one month LIBOR. These interest rate swap arrangements mature in June 1997.

         Further, at December 31, 1996, the Bank maintained $700.0 million of interest rate collar arrangements which mature in August 1998. These interest rate collars provide for the Bank to receive payment when three month LIBOR exceeds 7.5%, and requires the Bank to pay when three month LIBOR is less than 5.00%, thereby reducing the Bank's exposure to a rising interest rate environment. At December 31, 1996 three month LIBOR was 5.5625%.

         At December 31, 1996, the Bank was servicing first mortgage loans of approximately $597.4 million, which are either partially or wholly-owned by others.


NOTE 4:  STOCK REPURCHASE PLAN

         During the quarter ended December 31, 1996, New York Bancorp repurchased 97,986 shares under its present stock repurchase plan. At December 31, 1996, the total number of Treasury shares amounted to 5,550,594. Additionally, at December 31, 1996, the Company had authority to repurchase up to an additional 1,805,256 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.


NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). The Statement is effective for transactions occurring after December 31, 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial - components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). The statement delays for one year the implementation of SFAS No. 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending and similar transactions.

         The Company has adopted portions of SFAS No. 125 (those not deferred by SFAS No. 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS No. 125, management does not believe that adoption of the portions of SFAS No. 125 which have been deferred by SFAS No. 127 will have a material effect on the Company.

                     NEW YORK BANCORP INC. AND SUBSIDIARY
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL POSITION
                           AND RESULTS OF OPERATIONS



A. GENERAL

          New York Bancorp Inc. ("New York Bancorp" or the "Company") is a savings and loan holding company. The Company, through its subsidiary, Home Federal Savings Bank ("Home Federal" or the "Bank"), operates as a community savings bank. The Bank's principal business consists of attracting deposits from the general public and investing these deposits, together with funds from ongoing operations and borrowings, in the origination and purchase of residential, multifamily and commercial mortgage loans, cooperative residential loans and consumer loans. The Bank maintains a portion of its assets in mortgage-backed securities and debt and equity securities, including obligations of the U. S. Government and federal agencies, money market investments, corporate notes and other securities.

          A 3-for-2 common stock split, effected in the form of a stock dividend, was distributed on January 23, 1997 to shareholders of record on January 9, 1997. Accordingly, information with respect to shares of common stock and earnings per share have been restated in all periods presented to fully reflect the stock split.

B. FINANCIAL POSITION

          Total assets at December 31, 1996 amounted to approximately $3.1 billion, reflecting a $181.1 million increase from the amount reported at September 30, 1996. The increase primarily reflects a $144.9 million increase in mortgage-backed securities and a $43.3 million increase in loans receivable. The growth in assets was funded by a $60.3 million increase in borrowed funds and a $129.9 million increase in due to brokers. The amount in due to brokers represents amounts owed for December 1996 purchases of mortgage-backed securities which settle in January 1997. The Bank has arranged for borrowings as of the settlement date to fund these obligations.

C. ASSET/LIABILITY MANAGEMENT

          The Company is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. The Company utilizes gap management as part of its approach to controlling interest rate risk and maximizing net interest margin. The Company does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Company's cumulative one year gap as a percent of total interest-earning assets amounted to a negative 4.2% at December 31, 1996 as compared to a negative 2.9% at September 30, 1996.

           A negative gap denotes liability sensitivity which in a given period will result in more liabilities than assets being subject to repricing. Generally, liability sensitive gaps would result in a net positive effect on net interest margin and, consequently, net income in a declining interest rate environment. Alternatively, liability sensitive gaps would generally result in a net negative effect on net interest margin and, consequently, net income in an increasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. The Company's net interest margin increased to 3.90% in the first quarter of fiscal year 1997, compared to 3.61% in the first quarter of fiscal year 1996. In addition, the net interest margin of 3.90% for the current quarter reflects a 13 basis point increase from the net interest margin of 3.77% for the quarter ended September 30, 1996.

          At December 31, 1996, the Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At December 31, 1996, 54.9% of such interest-earning assets were adjustable rate assets.

          Within the framework of the targeted one year gap, the Bank may choose to extend the maturity of its funding source and/or reduce the repricing mismatches by using interest rate swaps and financial futures arrangements. Additionally, the Bank uses interest rate collar, interest rate floor, and interest rate cap arrangements to assist in further insulating the Bank from volatile interest rate changes.

          At December 31, 1996, outstanding notional amounts of interest rate swap arrangements totaled $400.0 million. The Bank pays a fixed weighted average rate of 4.72%, and receives a variable rate (5.375% at December 31,
   1996) which adjusts monthly based on one month LIBOR. These interest rate swap arrangements mature in June 1997. Additionally, at December 31, 1996, the Bank maintained $700.0 million of interest rate collar arrangements which mature in August 1998. These interest rate collars provide for the Bank to receive payment when three month LIBOR exceeds 7.5%, and requires the Bank to pay when three month LIBOR is less than 5.00%, thereby reducing the Bank's exposure to a rising interest rate environment. At December 31, 1996 three month LIBOR was 5.5625%. Further, at December 31, 1996, the amount of unamortized gain on terminated interest rate floor and terminated interest
   rate  swap   arrangements   amounted  to  $3.5  million  and  $1.4   million,
   respectively.

          At December 31, 1996 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through August 1999. The Bank uses stock indexed call options for purposes of hedging its remaining MarketSmart CD's and MarketSmart I.R.A. CD's. The Bank ceased offering MarketSmart CD's during fiscal year 1995 due to its inability to purchase such small quantities of stock indexed call options.

D. LIQUIDITY AND CAPITAL RESOURCES

          Home Federal is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank actively manages this ratio to maximize its net interest income. The Bank's ratio was 5.06% during December 1996 and 5.26% during September 1996.

          The Bank's liquidity levels will vary depending upon savings flows, future loan fundings, operating needs and general prevailing economic conditions. Because of the multitude of available funding sources, the Bank does not foresee any problems in generating liquidity to meet its operational and regulatory requirements.

          The Bank's lending and investment activities are predominately funded by deposits, Federal Home Loan Bank of New York advances, reverse repurchase agreements with primary government securities dealers, subordinated capital notes, scheduled amortization and prepayments, and funds provided by operations.

          During the quarter ended December 31, 1996, New York Bancorp repurchased 97,986 shares under its present stock repurchase plan. At December 31, 1996, the total number of Treasury shares amounted to 5,550,594. Additionally, at December 31, 1996, the Company had authority to repurchase up to an additional 1,805,256 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

          As of December 31, 1996, Home Federal is categorized "adequately capitalized" under the "prompt corrective action regulations" and continues to exceed all regulatory capital requirements as detailed in the following table:


                             TANGIBLE CAPITAL         CORE CAPITAL(1)       RISK-BASED CAPITAL(2)
                         ------------------------  ---------------------    ---------------------
                           Amount  Percentage(3)    Amount Percentage(3)    Amount  Percentage(3)
                         --------- --------------  ------- -------------    ------- -------------
                                                  (Dollars in Thousands)
Capital for regulatory
 purposes..............   $148,766      4.76%     $148,766      4.76%       $166,977     11.41%

Minimum regulatory
 requirement...........     46,882      1.50        93,765      3.00         117,041      8.00
                          --------     -----      --------     -----        --------     -----

Excess.................   $101,884      3.26%     $ 55,001      1.76%       $ 49,936      3.41%
                          ========     =====       =======     =====        ========     =====

------------------
(1)Under the OTS prompt corrective action regulations, the core capital requirement was effectively increased to 4.00% since OTS regulations stipulate that as of that date an institution with less than 4.00% core capital will be deemed to be classified as "undercapitalized."
(2)The OTS adopted a final regulation which incorporates an interest rate risk component into its existing risk-based capital standard. The regulation requires certain institutions with more than a "normal level" of interest rate risk to maintain capital in addition to the 8.0% risk-based capital requirement. Although the OTS has delayed implementation of this regulation, the Bank does not anticipate that its risk-based capital requirement will be materially affected as a result of the new regulation.
(3)For tangible and core capital, the ratio is to adjusted total assets. For risk-based capital, the ratio is to total risk-weighted assets.

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


                                                           Quarter Ended December 31,
                                         --------------------------------------------------------------
                                                      1996                             1995
                                         -----------------------------    -----------------------------
                                            Average            Yield/       Average              Yield/
                                            Balance  Interest   Cost        Balance   Interest    Cost
                                         ----------- --------  ------     ----------  ---------  ------
                                                              (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans.............    $1,623,430   $ 33,016   8.13%    $ 1,386,258   $28,412    8.20%
    Other loans......................       267,482      5,745   8.56         291,691     6,529    8.93
    Mortgage-backed securities.......       821,857     13,753   6.69         861,566    14,203    6.59
    Debt and equity securities.......       165,747      2,893   6.97          83,853     1,395    6.64
    Money market investments.........           663         10   6.03           7,903       107    5.39
    Trading account securities.......            --         --    N/A             874        13    5.70
                                         ----------   --------            -----------   -------    ----
  Total interest-earning assets......     2,879,179     55,417   7.69       2,632,145    50,659    7.69
                                                      --------                          -------
  Non-interest-earning assets........        64,624                            47,439
                                         ----------                       -----------
    Total assets.....................    $2,943,803                       $ 2,679,584
                                         ==========                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits.........................    $1,707,909     14,094   3.27     $ 1,746,167    15,881    3.62
    Borrowed funds...................     1,006,384     13,444   5.30         734,805    11,110    6.02
                                         ----------   --------            -----------   -------
  Total interest-bearing liabilities.     2,714,293     27,538   4.02       2,480,972    26,991    4.33
                                                      --------                          -------
  Other liabilities..................        73,371                            42,298
                                         ----------                       -----------
    Total liabilities................     2,787,664                         2,523,270
  Shareholders' equity...............       156,139                           156,314
                                         ----------                       -----------
    Total liabilities and
     shareholders' equity............    $2,943,803                       $ 2,679,584
                                         ==========                       ===========
NET INTEREST INCOME/INTEREST RATE
 SPREAD..............................                 $ 27,879   3.67%                  $23,668    3.36%
                                                      ======== ======                   =======  ======
NET EARNING ASSETS/NET
 INTEREST MARGIN.....................    $  164,886              3.90%    $   151,173              3.61%
                                         ==========            ======     ===========            ======
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES.....                          106.07%                           106.09%
                                                               ======                            ======

F. COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

   General
   -------

          New York Bancorp's net income for the quarters ended December 31, 1996 and 1995 was $10.3 million, or $.60 per share, and $7.8 million, or $.43 per share, respectively. Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income
   ---------------

          Interest income on interest-earning assets for the quarter ended December 31, 1996 increased by $4.8 million, or 9.4%, to $55.4 million compared to the quarter ended December 31, 1995. The increase in interest income is attributable to a $247.0 million increase in average interest-earning assets.

          Interest and fee income on loans for the quarter ended December 31, 1996 increased by $3.8 million, or 10.9%, to $38.8 million compared to the same quarter in 1995. The increase in loan income reflects a $213.0 million increase in the average loan balance to $1.89 billion which, however, was partially offset by a 7 basis point decrease in yield on first mortgage loans and a 37 basis point decrease in yield on other loans. Interest on mortgage-backed securities for the quarter ended December 31, 1996 decreased by $.5 million to $13.8 million as compared to the same quarter in 1995. This decrease in income is primarily due to a $39.7 million decrease in the average balance which, however, was partially offset by a 10 basis point increase in yield. Interest and dividends on debt and equity securities increased by $1.5 million to $2.9 million in the current quarter compared to the comparable prior year quarter. The increase in income is attributed to an $81.9 million increase in the average balance, coupled with a 33 basis point increase in yield. Money market investment income decreased $.1 million as a 64 basis point increase in yield was more than offset by a $7.2 million decrease in the average balance.

   Interest Expense
   ----------------

          Interest expense on interest-bearing liabilities for the quarter ended December 31, 1996 increased by $.5 million, or 2.0%, to $27.5 million compared to the quarter ended December 31, 1995. The increase in interest expense for the quarter primarily reflects a $233.3 million growth in interest-bearing liabilities to $2.71 billion which, however, was partially offset by a 31 basis point decline in the cost of funds. The impact of the Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $1.5 million for the quarter ended December 31, 1996 and decrease interest expense by $.8 million for the quarter ended December 31, 1995.

          Interest expense on deposits decreased by $1.8 million to $14.1 million for the quarter ended December 31, 1996, compared to the quarter ended December 31, 1995. This decrease reflects a 35 basis point decrease in the average cost of deposits from 3.62% in 1995 to 3.27% in 1996, coupled with a $38.3 million decrease in the average balance of deposits to $1.71 billion during the quarter ended December 31, 1996. The decrease in the cost of deposits primarily reflects a 51 basis point decline in the average rate paid on certificates of deposit. Interest expense on borrowed funds increased $2.3 million to $13.4 million for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. This increase reflects a $271.6 million increase in the average balance of borrowed funds to $1.01 billion which, however, was partially offset by a 72 basis point decrease in the average cost of borrowed funds from 6.02% during the quarter ended December 31, 1995 to 5.30% during the quarter ended December 31, 1996. The decrease in the cost of borrowings is due to a 45 basis point decline in the average rate paid for borrowings, coupled with the Bank's increased use of interest rate swaps, which decreased the average cost of borrowings 32 basis points in the current quarter compared to decreasing the average cost of borrowings 5 basis points in the comparable prior year quarter.

   Provision for Possible Loan Losses
   ----------------------------------

          Home Federal provided $.3 million for possible loan losses for the quarter ended December 31, 1996, the same as for the comparable prior-year period.

          At December 31, 1996, the Company's recorded investment in impaired loans (as defined in Statement of Accounting Standards No. 114) was $17.2 million, all of which were on nonaccrual status, compared with $11.9 million at September 30, 1996. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at December 31, 1996. Interest income of $146,000 was recognized on these loans during the quarter ended December 31, 1996 (none during the quarter ended December 31, 1995). This represents actual interest payments received. The average recorded investment in impaired loans during the quarters ended December 31, 1996 and 1995 was $12.9 million and $14.6 million, respectively. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

          As part of the Bank's determination of the adequacy of the allowance for loan losses, the Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance at December 31, 1996 is sufficient to cover anticipated losses inherent in the loan portfolios.

          Nonaccrual loans at December 31, 1996 amounted to $32.0 million, or 1.67% of total loans, as compared to $25.6 million, or 1.36% of total loans, at September 30, 1996 and as compared to $28.8 million, or 1.71% of total loans, at December 31, 1995. The increase in nonaccrual loans during the current quarter was primarily due to five commercial mortgage loans becoming nonaccrual in December 1996. These loans, which have collateral with substantial value and, in the opinion of management, are adequately covered by the allowance for possible loan losses, will continue to be closely monitored by management.

          The following table sets forth the Bank's nonaccrual loans at the dates indicated:


                                                      December 31,    September 30,
                                                         1996             1996
                                                      ------------    -------------
                                                              (In Thousands)
Nonaccrual Loans
----------------
First mortgage loans:
   One to four family conventional residential.....      $13,082        $ 12,092
   Multifamily residential.........................          362             155
   Commercial real estate..........................       16,856          11,758
                                                         -------        --------
                                                          30,300          24,005

Other loans - cooperative residential loans........        1,691           1,547
                                                         -------        --------
   Total nonaccrual loans..........................      $31,991        $ 25,552
                                                         =======        ========

          The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms, was $804,000 and $777,000 for the three month periods ended December 31, 1996 and 1995, respectively. The amount of interest income that was recorded on these loans was $304,000 and $169,000 for the three month periods ended December 31, 1996 and 1995, respectively.

          Additionally, at December 31, 1996, the Bank had $2.6 million in real estate owned as compared to $3.2 million at September 30, 1996 and $2.8 million at December 31, 1995. Further, at December 31, 1996 the Bank also had 15 restructured commercial real estate loans amounting to approximately $5.6 million, as compared to $5.8 million at September 30, 1996, for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

          The Bank also has $4.6 million of consumer and other loans which are past due 90 days and still accruing interest as of December 31, 1996. Of the $4.6 million, $3.7 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

          The Bank's allowance for possible loan losses at December 31, 1996 was $19.0 million, which represented 59.3% of nonaccrual loans or 1.0% of total loans, compared to $19.4 million at September 30, 1996, which represented 75.9% of nonaccrual loans or 1.0% of total loans.

          The following is a summary of the activity in the Bank's allowance for possible loan losses for the quarters ended December 31:


   Summary of Loan Loss Experience
   -------------------------------

                                                                   As of and for the
                                                                     Quarter Ended
                                                                      December 31,
                                                               --------------------------
                                                                   1996           1995
                                                               -----------    -----------
                                                                      (In Thousands)
Allowance for possible loan losses, beginning of quarter.....   $  19,386      $  21,272
 Charge-offs:
 Commercial real estate......................................         (19)          (395)
 Residential real estate.....................................        (678)          (132)
 Other loans.................................................         (52)          (343)
                                                                ---------      ---------
  Total charge-offs..........................................        (749)          (870)
 Less recoveries - other loans...............................          21             21
                                                                ---------      ---------
 Net charge-offs.............................................        (728)          (849)
                                                                ---------      ---------
 Addition to allowance charged to expense....................         300            300
                                                                ---------      ---------
 Allowance for possible loan losses, at end of quarter.......   $  18,958      $  20,723
                                                                =========      =========

Net Interest Income After Provision for Possible Loan Losses
------------------------------------------------------------

     Net interest income after provision for possible loan losses for the quarter ended December 31, 1996 amounted to $27.6 million, representing an increase of $4.2 million from the $23.4 million amount during the quarter ended December 31, 1995. This increase resulted from a $247.0 million increase in average interest-earning assets, coupled with a 29 basis point increase in the Bank's net interest margin to 3.90% for the quarter ended December 31, 1996. The increase in net interest margin is attributable to a 31 basis point decline in the Bank's overall cost of funds.

Non-Interest Income
-------------------

     Non-interest income amounted to $2.8 million for the quarter ended December 31, 1996, compared to $2.7 million for the prior year comparable quarter. Increases in banking related fee income of $.3 million and loan fees and service charges of $.2 million were almost entirely offset by a decrease in net gain on the sales of mortgage loans and securities available for sale of $.4 million.

       Non-Interest Expense
       --------------------

           The general and administrative expense component of non-interest expense totaled $12.2 million, or 1.64% of average assets, for the quarter ended December 31, 1996, compared to $11.9 million, or 1.77% of average assets, for the quarter ended December 31, 1995. The $.3 million increase in general and administrative expense reflects a $1.0 million increase in compensation and benefits which, however, was partially offset by a $.4 million decrease in advertising expense, a $.2 million decrease in federal deposit insurance premiums, and a $.2 million decrease in other expense. The increase in compensation and benefit expense was primarily attributable to the cost associated with stock appreciation rights (as a result of the 20% increase in the price of the Company's stock during the current quarter), coupled with staffing and other costs associated with the Bank's investment in its multifamily lending department (which began operations in fiscal year 1996), and the Bank's continued efforts to expand into supermarket banking.

       Income Tax Expense
       ------------------

           Income taxes increased $1.5 million to $7.7 million for an effective tax rate of 43.0% during the quarter ended December 31, 1996 versus an effective tax rate of 44.2% during the quarter ended December 31, 1995.


G.     PROPOSED LEGISLATIVE MATTERS

           Two bills have been introduced in Congress that would eliminate the federal savings association charter. These bills would require all federal savings associations convert to national banks or state-chartered institutions by either January 1, 1998 or June 30, 1998, depending upon which bill was enacted. Federal associations that fail to convert would automatically become national banks. Additionally, the OTS would be eliminated. Both bills provide for the merger of the Bank Insurance Fund and the Savings Association Insurance Fund provided that each fund is fully capitalized. Both bills would also require federal savings associations to divest activities or investments that do not conform to powers authorized under their new charter over a specified period. Further, savings and loan holding companies would become subject to the same regulation as holding companies that control banks, subject to a narrow grandfathering for unitary savings and loan holding companies.

           No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.

H.     SELECTED FINANCIAL DATA

       The following table sets forth certain selected financial data.


                                                             Three Months Ended
                                                                 December 31,
                                                         --------------------------
                                                              1996        1995
                                                         -----------   ------------
                                                           (Dollars in Thousands,
                                                          except per share amounts)

FINANCIAL RATIOS (1)
--------------------
Average Yield:
 First mortgage loans.................................        8.13%        8.20%
 Other loans..........................................        8.56         8.93
 Mortgage-backed securities...........................        6.69         6.59
 Debt and equity securities...........................        6.97         6.64
 Money market investments.............................        6.03         5.39
 Trading account securities...........................         N/A         5.70
  All interest-earning assets.........................        7.69         7.69
Average cost:
 Deposits.............................................        3.27         3.62
 Borrowed funds.......................................        5.30         6.02
  All interest-bearing liabilities....................        4.02         4.33
Net interest rate spread..............................        3.67         3.36
Net interest margin...................................        3.90         3.61
Average interest-earning assets to
 average interest-bearing liabilities.................      106.07       106.09
Return on average assets..............................        1.38         1.16
Return on average common equity.......................       26.08        19.92
Efficiency ratio......................................       39.72        46.05
General and administrative expense to average assets..        1.64         1.77
Equity to asset ratio at December 31..................        5.09         5.83
Cumulative one year gap as a percentage of total
  interest-earning assets at end of period............        -4.2        -13.8
SHARE INFORMATION(2):
-------------------
 Earnings per common share............................       $ .60        $ .43
 Weighted average number of common shares and
  equivalents outstanding.............................  17,239,250   18,329,355
 Number of shares outstanding at December 31..........  16,569,681   17,818,461
 Book value per share at December 31..................       $9.60        $8.82
NET INTEREST POSITION:
---------------------
 Excess of average interest-earning assets
  over average interest-bearing liabilities...........  $  164,886   $  151,173
LOAN HIGHLIGHTS:
---------------
 Loan originations....................................  $  133,552   $   70,620
 Loan purchases.......................................  $   11,209   $    8,511
 Loan sales...........................................  $   16,981   $   16,296
 Loans serviced for others at December 31.............  $  597,408   $  525,331
 Loan servicing fees..................................  $      445   $      403
ADJUSTABLE RATE ASSETS AT DECEMBER 31:
-------------------------------------
 First mortgage loans and mortgage-backed securities..  $1,459,851   $1,144,049
 Other loans, money market investments, and
  debt and equity securities..........................  $  223,516   $  230,522
  Total adjustable rate assets as a percent of total
    interest-earning assets...........................       54.94%       52.37%

-----------------
(1) Selected financial ratios were computed using daily average balances and annualized, where applicable.
(2) Share and per share information have been restated to fully reflect the 3-for-2 stock split effective January 23, 1997.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings
--------------------------

       Not Applicable


Item 2.  Changes in Securities
------------------------------

       Not applicable


Item 3.  Defaults Upon Senior Securities
----------------------------------------

       Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    (a)  The Company's Annual Meeting of Shareholders was held January 28, 1997.

    (b)  See Item 4-C below

    (c)  At such meeting, the shareholders approved the following matters:

          1. The election of the following individuals as Directors for a term of 3 years each:


                                                                         Broker
                                         Votes For    Votes Withheld    Non-Votes
                                       ------------   --------------   ----------
             Geraldine A. Ferraro       10,278,218        31,646           --
             Peter D. Goodson           10,291,499        18,365           --
             Robert A. Simms            10,292,299        17,565           --

             Additionally, the following individuals represent the names of the other Directors whose term of office as a Director continued after the meeting:

                         Josiah T. Austin
                         Stan I. Cohen
                         John E. D. Grunow, Jr.
                         Patrick E. Malloy, III
                         Michael A. McManus, Jr.
                         Walter R. Ruddy
                         Gene A. Washington

          2. The ratification of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ending September 30, 1997, as reflected by 10,269,158 votes for, 20,828 votes against, 19,878 abstentions and no broker non-votes.

    (d) Not applicable

Item 5.  Other Information
--------------------------

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(1) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1996 Form 10-K
(2)  Incorporated  by reference  to Exhibits  filed with New York
     Bancorp Inc.'s 1994 Form 10-K


    (b) Reports on Form 8-K
        -------------------

        A Form 8-K was filed with the Securities and Exchange Commission on January 2, 1997 concerning the 12 1/2% increase in the quarterly dividend and the 3-for-2 stock split, effected in the form of a stock dividend, both of which were payable on January 23, 1997 to stockholders of record as of the close of business on January 9, 1997.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NEW YORK BANCORP INC.
                                                  (Registrant)


Date:  February 7, 1997                    By:   /s/ Michael A. McManus, Jr.
                                              --------------------------------
                                                     Michael A. McManus, Jr.
                                                     President and
                                                     Chief Executive Officer


Date:  February 7, 1997                    By:   /s/ Stan I. Cohen
                                              --------------------------------
                                                     Stan I. Cohen
                                                     Senior Vice President,
                                                     Controller and Secretary