Form 10-Q
period 1997-03-31
NEW YORK BANCORP INC
filed 1997-05-13
CIK 820068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:                 March 31, 1997
                              ---------------------------

Commission File Number                 1-11684
                              ---------------------------


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

     Number of shares of common stock, par value $.01 per share, outstanding as of May 1, 1997: 16,213,035.

                              NEW YORK BANCORP INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

  Item 1.   Financial Statements:

            Consolidated Statements of Financial Condition as
            of March 31, 1997 and September 30, 1996                        4

            Consolidated Statements of Income for the Three and
            Six Months ended March 31, 1997 and 1996                        5

            Consolidated Statement of Changes in Shareholders'
            Equity for the Six Months ended March 31, 1997                  6

            Consolidated Statements of Cash Flows for the
            Six Months ended March 31, 1997 and 1996                      7 - 8

            Notes to Consolidated Financial Statements                    9 - 11

            Independent Accountants' Review Report                          3

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12 - 24



PART II - OTHER INFORMATION
---------------------------

  Item 1.   Legal Proceedings                                               25

  Item 2.   Changes in Securities                                           25

  Item 3.   Defaults Upon Senior Securities                                 25

  Item 4.   Submission of Matters to a Vote of Security Holder              25

  Item 5.   Other Information                                               25

  Item 6.   Exhibits and Reports on Form 8-K                                25

  Signature Page                                                            26

KPMG Peat Marwick LLP

     One Jericho Plaza        Telephone 516 822 9100        Telefax 516 822 4575
     Jericho, NY 11753




                     Independent Accountants' Review Report
                     --------------------------------------


To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of March 31, 1997, and for the three and six month periods ended March 31, 1997 and 1996 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

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

April 18, 1997


                                 NEW YORK BANCORP INC. AND SUBSIDIARY
                      ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)

                                                                   March 31,    September 30,
                                                                     1997           1996
                                                                 ------------  --------------
ASSETS
------
Cash and due from banks ......................................   $    12,500   $     13,045
Money market investments .....................................            --         10,700
Investment in debt and equity securities, net:
  Held to maturity (estimated market value of
   $617 and $641 at March 31, 1997
   and September 30, 1996, respectively)......................           619           643
  Available for sale  ........................................       145,163       136,133
Mortgage-backed securities, net:
  Held to maturity (estimated market value of
   $546,954 and $534,602 at March 31, 1997
   and September 30, 1996, respectively)......................       564,061       550,817
  Available for sale  ........................................       416,467       280,429
Federal Home Loan Bank stock..................................        35,646        27,938
Loans receivable, net:
  First mortgage loans .......................................     1,697,383     1,603,769
  Other loans ................................................       260,574       268,779
                                                                 -----------   -----------
                                                                   1,957,957     1,872,548
  Less allowance for possible loan losses.....................       (19,767)      (19,386)
                                                                 -----------   -----------
   Total loans receivable, net................................     1,938,190     1,853,162
Accrued interest receivable...................................        22,958        21,862
Premises and equipment, net...................................        12,488        12,927
Other assets..................................................        26,905        33,251
                                                                 -----------   -----------
   Total assets ..............................................   $ 3,174,997   $ 2,940,907
                                                                 ===========   ===========
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
LIABILITIES:
  Deposits ...................................................   $ 1,709,232   $ 1,715,959
  Borrowed funds .............................................     1,235,447     1,008,786
  Mortgagors' escrow payments ................................        19,978        14,987
  Accrued expenses and other liabilities .....................        49,721        49,272
                                                                 -----------   -----------
   Total liabilities .........................................     3,014,378     2,789,004
                                                                 -----------   -----------
Commitments, contingencies and contracts (note 3)
SHAREHOLDERS' EQUITY (notes 2 and 4) (1):
  Preferred stock, $.01 par value,
   2,000,000 shares authorized; none issued ..................            --            --
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 22,119,894 and 22,120,275 shares
   issued at March 31, 1997 and September 30, 1996,
   respectively; 16,380,511 and 16,648,200 shares
   outstanding at March 31, 1997 and
   September 30, 1996, respectively ..........................           221           221
  Additional paid-in capital .................................        66,538        65,429
  Retained earnings, substantially restricted.................       161,996       145,686
  Treasury stock, at cost, 5,739,383 and 5,472,075 shares
   at March 31, 1997 and September 30, 1996, respectively.....       (66,991)      (58,871)
  Unrealized depreciation on securities
   available for sale, net of tax benefit ....................        (1,145)        (562)
                                                                 -----------   ----------
   Total shareholders' equity ................................       160,619      151,903
                                                                 -----------   ----------
   Total liabilities and shareholders' equity ................   $ 3,174,997   $2,940,907
                                                                 ===========   ==========
----------------------
(1) Share information has been restated to fully reflect the 3-for-2 stock split effective January 23, 1997.

            See accompanying notes to consolidated financial statements.

                                         4


                                 NEW YORK BANCORP INC. AND SUBSIDIARY
                             ----- CONSOLIDATED STATEMENTS OF INCOME -----
                                            (UNAUDITED)

                                                Three Months Ended      Six Months Ended
                                                     March 31,                March 31,
                                              ----------------------   --------------------
                                                1997         1996        1997        1996
                                              ---------    ---------   ---------  ---------
                                                 (In Thousands, except per share amounts)
INTEREST INCOME:
  Interest and fees on loans:
   First mortgage loans ....................  $ 34,276     $ 28,450    $ 67,292   $ 56,862
   Other loans .............................     5,599        6,185      11,344     12,714
                                              --------     --------    --------   --------
    Total interest and fees on loans........    39,875       34,635      78,636     69,576
  Mortgage-backed securities ...............    16,107       13,963      29,860     28,166
  Debt and equity securities - taxable......     3,081        1,402       5,974      2,797
  Money market investments .................         3           91          13        198
  Trading account securities ...............        --           --          --         13
                                              --------     --------    --------   --------
    Total interest income...................    59,066       50,091     114,483    100,750
                                              --------     --------    --------   --------
INTEREST EXPENSE:
  Deposits .................................    13,667       15,363      27,761     31,244
  Borrowed funds ...........................    15,122       10,378      28,566     21,488
                                              --------     --------    --------   --------
    Total interest expense..................    28,789       25,741      56,327     52,732
                                              --------     --------    --------   --------
    Net interest income.....................    30,277       24,350      58,156     48,018
Provision for possible loan losses..........    (1,200)        (300)     (1,500)      (600)
                                              --------     --------    --------   --------
    Net interest income after provision
     for possible loan losses...............    29,077       24,050      56,656     47,418
                                              --------     --------    --------   --------
NON-INTEREST INCOME:
  Loan fees and service charges ............       699          790       1,516      1,421
  Banking service fees .....................     1,558        1,175       3,049      2,418
  Fees from sale of investment products.....       573          444         934        637
  Net gain on the sale of mortgage
   loans and securities available for sale..       513        1,529         630      2,036
  Other  ...................................     4,574          108       4,636        236
                                              --------     --------    --------   --------
    Total non-interest income...............     7,917        4,046      10,765      6,748
                                              --------     --------    --------   --------
NON-INTEREST EXPENSE:
  General and administrative:
   Compensation and benefits ...............     6,600        5,433      13,125     10,950
   Occupancy, net ..........................     2,201        2,200       4,310      4,240
   Advertising and promotion ...............       601          594       1,076      1,449
   Federal deposit insurance premiums.......       482          932       1,241      1,897
   Other ...................................     3,534        2,472       5,825      5,005
                                              --------     --------    --------   --------
    Total general and administrative........    13,418       11,631      25,577     23,541
  Real estate operations, net...............       466          (46)        735         87
                                              --------     --------    --------   --------
    Total non-interest expense..............    13,884       11,585      26,312     23,628
                                              --------     --------    --------   --------
    Income before income tax expense........    23,110       16,511      41,109     30,538
                                              --------     --------    --------   --------
INCOME TAX EXPENSE:
  Federal expense  .........................     6,451        4,989      11,994      9,231
  State and local expense ..................     2,746        2,346       4,938      4,303
                                              --------     --------    --------   --------
    Total income tax expense................     9,197        7,335      16,932     13,534
                                              --------     --------    --------   --------
    Net income..............................  $ 13,913     $  9,176    $ 24,177   $ 17,004
                                              ========     ========    ========   ========

EARNINGS PER COMMON SHARE (note 2)..........    $  .81       $  .50(1)   $ 1.40      $ .93(1)

(1) Per share  amounts  have been  restated to fully  reflect the 3-for-2  stock split effective January 23, 1997.

                           See accompanying notes to consolidated financial statements.




                                            NEW YORK BANCORP INC. AND SUBSIDIARY
                         ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                                              SIX MONTHS ENDED MARCH 31, 1997
                                                      (UNAUDITED)


                                                                                       Unrealized
                                                                                      Depreciation
                                                   Additional                         on Securities
                                          Common    Paid-in     Retained   Treasury    Available
                                          Stock     Capital     Earnings    Stock      for Sale        Total
                                         -------  -----------  ---------- ---------  -------------   ---------
                                                      (Dollars in Thousands, Except Per Share Data)

Balance at September 30, 1996........     $ 221    $ 65,429     $ 145,686  $ (58,871)   $  (562)     $ 151,903

Net income for the six months
 ended March 31, 1997................        --          --        24,177         --         --         24,177

Dividends declared on
 common stock........................        --          --        (4,964)        --         --         (4,964)

Cash paid in lieu of 381 fractional
 shares in the aggregate, resulting
 from 3-for-2 stock split............        --          (5)           --         --         --             (5)

Purchase of 451,711 shares
 of treasury stock...................        --          --            --    (12,458)        --        (12,458)

Issuance of 184,403 shares upon
 exercise of stock options..........         --       1,114        (2,903)     4,338         --          2,549

Change in unrealized
 depreciation on
 securities available for sale,
 net of taxes.......................         --          --            --         --       (583)          (583)
                                          -----    --------     ---------  ---------    --------     ----------

Balance at March 31, 1997...........      $ 221    $ 66,538     $ 161,996  $ (66,991)   $ (1,145)    $ 160,619
                                          =====    ========     =========  ==========   =========    =========

            See accompanying notes to consolidated financial statements.


                        NEW YORK BANCORP INC. AND SUBSIDIARY
                  ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                    (UNAUDITED)

                                                              Six Months Ended
                                                                  March 31,
                                                         ------------------------
                                                             1997         1996
                                                         ----------    ----------
                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................    $   24,177    $   17,004
                                                         ----------    ----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization ....................         1,157         1,079
   Amortization and accretion of deferred fees,
    discounts and premiums ..........................           322           900
   Provision for possible loan losses ...............         1,500           600
   Provision for losses on foreclosed real estate....           185           220
   Net loss on sale of foreclosed real estate........           108            68
   Net gain on sale of mortgage loans and securities
    available for sale ..............................          (630)       (2,036)
   Payment of SAIF recapitalization .................        (9,432)           --
   Deferred income taxes ............................         3,230          (468)
   Net decrease in trading account ..................            --         2,003
   (Increase) decrease in accrued interest receivable        (1,096)          684
   Increase (decrease) in accrued interest payable...            59        (1,363)
   Increase in accrued expenses and other liabilities        10,424         3,699
   (Increase) decrease in other assets ..............         2,721          (139)
                                                         ----------    ----------
   Total adjustments ................................         8,548         5,247
                                                         ----------    ----------
  Net cash provided by operating activities..........        32,725        22,251
                                                         ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments on loans  ......................       154,584       132,778
  Principal payments on mortgage-backed securities...        59,671        42,466
  Principal payments, maturities and calls on debt
   and equity securities  ...........................            24        56,011
  Proceeds on sales of loans  .......................        27,023        35,403
  Proceeds on sales of mortgage-backed securities
   available for sale  ..............................            --        84,281
  Proceeds on sales of debt and equity securities
   available for sale  ..............................        20,659         2,719
  Investment in first mortgage loans ................      (239,750)     (214,012)
  Investment in other loans  ........................       (29,262)      (29,259)
  Investment in mortgage-backed securities held to
    maturity.........................................       (40,121)           --
  Investment in mortgage-backed securities available
    for sale.........................................      (171,110)      (82,445)
  Investment in debt and equity securities available
    for sale.........................................       (29,000)      (65,330)
  Proceeds on sales of foreclosed real estate........         2,562         1,240
  Net purchases of Federal Home Loan Bank stock......        (7,708)       (5,212)
  Net purchases of premises and equipment............          (718)       (1,083)
                                                         ----------    ----------
  Net cash used in investing activities .............      (253,146)      (42,443)
                                                         ----------    ----------

                                   (Continued)


                                    NEW YORK BANCORP INC. AND SUBSIDIARY
                              ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                              (CONTINUED)
                                                                          Six Months Ended
                                                                              March 31,
                                                                      ------------------------
                                                                         1997          1996
                                                                      ----------    ----------
                                                                            (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in non-interest bearing demand,
   savings, money market, and NOW accounts.......................     $    7,211    $   (6,746)
  Net increase (decrease) in time deposits.......................        (13,938)        6,017
  Net increase (decrease) in borrowings with original
   maturities of three months or less............................          1,461      (254,163)
  Proceeds from long-term borrowings.............................        532,059       458,000
  Repayment of long-term borrowings .............................       (306,859)     (185,050)
  Purchase of common stock for treasury .........................        (12,458)      (11,688)
  Payment of common stock dividends .............................         (4,721)       (4,787)
  Exercise of stock options .....................................          1,435           795
  Cash paid for fractional shares resulting from stock split.....             (5)           --
  Increase in mortgagors' escrow accounts........................          4,991           313
                                                                      ----------    ----------
  Net cash provided by financing activities......................        209,176         2,691
                                                                      ----------    ----------
  Net decrease in cash and cash equivalents......................        (11,245)      (17,501)
  Cash and cash equivalents at beginning of period...............         23,745        45,104
                                                                      ----------    ----------
  Cash and cash equivalents at end of period.....................     $   12,500    $   27,603
                                                                      ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid .................................................     $   60,351    $   55,177
                                                                      ==========    ==========
  Income taxes paid .............................................     $    7,037    $    7,583
                                                                      ==========    ==========
  Noncash investing and financing activities:
   Transfer of loans to real estate owned .......................     $    1,985    $   2,208
                                                                      ==========    =========
   Transfer of mortgage-backed securities available
    for sale to mortgage-backed securities held to
    maturity ....................................................     $       --    $  15,421
                                                                      ==========    =========
   Transfer of mortgage-backed securities held to maturity
    to mortgage-backed securities available for sale.............     $       --    $  84,109
   Transfer of debt and equity securities held to maturity            ==========    =========
    to debt and equity securities available for sale.............     $       --    $  15,000
                                                                      ==========    =========
   Securitization and transfer of loans to
    mortgage-backed securities available for sale................     $       --    $  65,364
                                                                      ==========    =========

          See accompanying notes to consolidated financial statements


                      NEW YORK BANCORP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Bank") and Subsidiaries, as of March 31, 1997 and September 30, 1996 and for the three and six month periods ended March 31, 1997 and 1996.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE 2:  EARNINGS PER SHARE

         A 3-for-2 common stock split, effected in the form of a stock dividend, was distributed on January 23, 1997 to shareholders of record on January 9, 1997. Accordingly, information with respect to shares of common stock and earnings per share have been restated in all periods presented to fully reflect the stock split. Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common stock and common stock equivalents outstanding for the calculation of primary earnings per share for the quarters ended March 31, 1997 and 1996 was 17,197,101 and 18,195,823, respectively, and 17,221,576 and 18,264,721 for the six months ended March 31, 1997 and 1996, respectively.


NOTE 3:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

         At March 31, 1997, Home Federal had commitments of $88.3 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $76.8 million and fixed rate mortgage loans with interest rates ranging from 6.625% to 10.25%, represented $11.5 million. At March 31, 1997, Home Federal also had commitments to sell $4.0 million of qualified fixed rate first mortgage loans at prices which approximate the carrying value of the loans.

         The Bank is a party to interest rate swap arrangements to extend the repricing or maturity of its liabilities in order to creat a more consistent and predictable interest rate spread. At March 31, 1997, outstanding notional amounts of interest rate swap arrangements totaled $400.0 million. The Bank pays a fixed weighted average rate of 4.72%, and receives a variable rate (5.47% at March 31, 1997) which adjusts monthly based on one month LIBOR. These interest rate swap arrangements mature in June 1997.

         Further, at March 31, 1997, the Bank maintained $700.0 million of interest rate collar arrangements which mature in August 1998. These interest rate collars provide for the Bank to receive payment when three month LIBOR exceeds 7.50%, and requires the Bank to pay when three month LIBOR is less than 5.00%, thereby reducing the Bank's exposure to a rising interest rate environment. At March 31, 1997 three month LIBOR was 5.77%.

         At March 31,  1997,  the Bank was  servicing  first  mortgage  loans of
         approximately   $593.5 million,   which   are   either   partially   or
         wholly-owned by others.


NOTE 4:  STOCK REPURCHASE PLAN

         During the quarter ended March 31, 1997, New York Bancorp repurchased 353,725 shares under its present stock repurchase plan, bringing total purchases during the current fiscal year to 451,711 shares. At March 31, 1997, the total number of Treasury shares amounted to 5,739,383. Additionally, at March 31, 1997, the Company had authority to repurchase up to an additional 1,458,156 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.


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

         In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). The Statement delays for one year the implementation of SFAS No. 125, as it relates to (1) secured borrowings and collateral, and (2) transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending and similar transactions.

         The Company has adopted portions of SFAS No. 125 (those not deferred by SFAS No. 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS No. 125, management does not believe the portions of SFAS No. 125 which have been deferred by SFAS No. 127 will have a material effect on the Company.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The Statement establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Based on its review of the Statement, management believes the adoption of SFAS No. 128 will result in basic earnings per share being modestly higher than the current primary earnings per share, and at the same time will have no material effect on diluted earnings per share of the Company.

                      NEW YORK BANCORP INC. AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



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

B. FINANCIAL POSITION

          Total assets at March 31, 1997 amounted to approximately $3.2 billion, reflecting a $234.1 million increase from the amount reported at September 30, 1996. The increase primarily reflects a $149.3 million increase in mortgage-backed securities and an $85.0 million increase in loans receivable. The growth in assets was primarily funded by a $226.7 million increase in borrowed funds.

C. ASSET/LIABILITY MANAGEMENT

          The Company is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. The Company utilizes gap management as part of its approach to controlling interest rate risk and maximizing net interest margin. The Company does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Company's cumulative one year gap as a percent of total interest-earning assets amounted to a negative 9.7% at March 31, 1997 as compared to a negative 2.9% at September 30, 1996.

          A negative gap denotes liability sensitivity which in a given period will result in more liabilities than assets being subject to repricing. Generally, liability sensitive gaps would result in a net positive effect on net interest margin and, consequently, net income in a declining interest rate environment. Alternatively, liability sensitive gaps would generally result in a net negative effect on net interest margin and, consequently, net income in an increasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. The Company's net interest margin increased to 3.92% in the second quarter of fiscal year 1997, compared to 3.70% in the second quarter of fiscal year 1996.

          At March 31, 1997, the Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At March 31, 1997, 56.0% of such interest-earning assets were adjustable rate assets.

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

          At March 31, 1997, outstanding notional amounts of interest rate swap arrangements totaled $400.0 million. The Bank pays a fixed weighted average rate of 4.72%, and receives a variable rate (5.47% at March 31, 1997) which adjusts monthly based on one month LIBOR. These interest rate swap arrangements mature in June 1997. Additionally, at March 31, 1997, the Bank maintained $700.0 million of interest rate collar arrangements which mature in August 1998. These interest rate collars provide for the Bank to receive payment when three month LIBOR exceeds 7.5%, and requires the Bank to pay when three month LIBOR is less than 5.00%, thereby reducing the Bank's exposure to a rising interest rate environment. At March 31, 1997 three month LIBOR was 5.77%. Further, at March 31, 1997, the amount of unamortized gain on terminated interest rate floor and terminated interest rate swap arrangements amounted to $2.8 million and $.7 million, respectively.

          At March 31, 1997 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through August 1999. The Bank uses stock indexed call options for purposes of hedging its MarketSmart CD's and MarketSmart I.R.A. CD's. The Bank ceased offering MarketSmart CD's during fiscal year 1995 due to its inability to purchase such small quantities of stock indexed call options.

D. LIQUIDITY AND CAPITAL RESOURCES

          Home Federal is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank actively manages its level of liquid assets to maximize net interest income. The Bank's ratio was 5.22% during March 1997 and 5.26% during September 1996.

          The Bank's liquidity levels will vary depending upon savings flows, future loan fundings, operating needs and general prevailing economic conditions. Because of the multitude of available funding sources, the Bank does not foresee any problems in generating liquidity to meet its operational and regulatory requirements.

          The Bank's lending and investment activities are predominately funded by deposits, advances from and reverse repurchase agreements with the Federal Home Loan Bank of New York, reverse repurchase agreements with primary government securities dealers, subordinated capital notes, scheduled amortization and prepayments, and funds provided by operations.

          During the quarter ended March 31, 1997, New York Bancorp repurchased 353,725 shares under its present stock repurchase plan, bringing total purchases during the current fiscal year to 451,711 shares. At March 31, 1997, the total number of Treasury shares amounted to 5,739,383. Additionally, at March 31, 1997, the Company had authority to repurchase up to an additional 1,458,156 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

          As of March 31, 1997, Home Federal was categorized "adequately capitalized" under the "prompt corrective action regulations" and continued to exceed all regulatory capital requirements as detailed in the following table:


                              TANGIBLE CAPITAL         CORE CAPITAL(1)         RISK-BASED CAPITAL(2)
                          -----------------------  -----------------------   ------------------------
                            Amount  Percentage(3)    Amount  Percentage(3)    Amount   Percentage(3)
                          -------- --------------  -------- --------------   -------- ---------------
                                                    (Dollars in Thousands)
Capital for regulatory
 purposes .............. $ 156,628      4.91%       $156,628      4.91%      $175,776      11.76%

Minimum regulatory
 requirement ...........    47,854      1.50          95,707      3.00        119,624       8.00
                         ---------    ------        --------    ------       --------     ------

Excess ................. $ 108,774      3.41%       $ 60,921      1.91%      $ 56,152       3.76%
                         =========    ======        ========    ======       ========     ======

(1)  Under  the OTS  prompt  corrective  action  regulations,  the core  capital  requirement  was effeectively  increased  to 4.00%  since OTS  regulations  stipulate  that as of that date an institution  with  less  than  4.00%  core  capital  will  be  deemed  to  be  classified  as
     "undercapitalized."
(2)  The OTS adopted a final  regulation  which  incorporates an interest rate risk component into its existing risk-based capital standard.  The regulation requires certain  institutions with more than a "normal level" of interest rate risk to maintain  capital in addition to the 8.0%
     risk-based  capital  requirement.  Although  the  OTS  has  delayed  implementation  of  this regulation,  the Bank does not anticipate  that its risk-based  capital  requirement  will be materially affected as a result of the new regulation.
(3)  For tangible and core capital, the ratio is to adjusted total assets. For risk-based capital, the ratio is to total risk-weighted assets.


E. ANALYSIS OF CORE EARNINGS

          The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans, mortgage-backed securities, investments in debt and equity securities and money market investments, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets versus the average balances and rates paid on interest-bearing deposits and borrowings. Net income is further affected by other operating income, other operating expenses and taxes.

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

                                                             Quarter Ended March 31,
                                    ----------------------------------------------------------------
                                                  1997                               1996
                                    -------------------------------    -----------------------------
                                      Average              Yield/        Average             Yield/
                                      Balance  Interest    Cost          Balance  Interest    Cost
                                    ---------  --------   ---------    ---------- ---------  -------
                                                          (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans.........  $ 1,666,753 $ 34,276      8.23%    $ 1,405,470  $ 28,450    8.10%
    Other loans..................      263,255    5,599      8.57         284,523     6,185    8.72
                                   ----------- --------               -----------  --------
      Total loans................    1,930,008   39,875      8.28       1,689,993    34,635    8.20
    Mortgage-backed securities...      943,887   16,107      6.83         834,273    13,963    6.70
    Debt and equity securities...      177,116    3,081      6.97          89,909     1,402    6.25
    Money market investments               222        3      5.35           6,795        91    5.40
                                   ----------- --------               -----------  --------
Total interest-earning assets....    3,051,233   59,066      7.75       2,620,970    50,091    7.65
                                               --------                            --------
  Non-interest-earning assets....       85,358                             51,906
                                   -----------                        -----------
    Total assets.................  $ 3,136,591                        $ 2,672,876
                                   ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits.....................  $ 1,696,558   13,667      3.27     $ 1,747,091    15,363    3.54
    Borrowed funds...............    1,190,611   15,122      5.15         725,158    10,378    5.75
                                   ----------- --------               -----------  --------
  Total interest-bearing
    liabilities..................    2,887,169   28,789      4.05       2,472,249    25,741    4.19
                                               --------                            --------
  Other liabilities..............       86,255                             39,800
                                   -----------                        -----------
    Total liabilities............    2,973,424                          2,512,049
  Shareholders' equity...........      163,167                            160,827
                                   -----------                        -----------
    Total liabilities and
     shareholders' equity........  $ 3,136,591                        $ 2,672,876
                                   ===========                        ===========
NET INTEREST INCOME/INTEREST
 RATE SPREAD.....................              $ 30,277     3.70%                  $ 24,350    3.46%
                                               ========   ======                   ========  ======
NET EARNING ASSETS/NET
 INTEREST MARGIN.................  $   164,064              3.92%     $   148,721              3.70%
                                   ===========            ======      ===========            ======
PERCENTAGE OF INTEREST-EARNING
 ASSETS TO INTEREST-BEARING
 LIABILITIES.....................                         105.68%                            106.02%
                                                          ======                             ======


                                                                  Six Months Ended March 31,
                                              -------------------------------------------------------------
                                                          1997                            1996
                                              -----------------------------    ----------------------------
                                                Average              Yield/      Average             Yield/
                                                Balance  Interest    Cost        Balance   Interest   Cost
                                              --------- ----------  -------    ----------  ---------  -----
                                                                    (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans..............       $ 1,644,823  $ 67,292    8.18%    $ 1,395,811 $ 56,862    8.15%
    Other loans.......................           265,392    11,344    8.56         288,127   12,714    8.83
                                             -----------  --------             ----------- --------
      Total loans.....................         1,910,215    78,636    8.24       1,683,938   69,576    8.26
    Mortgage-backed securities........           882,204    29,860    6.77         847,994   28,166    6.64
    Debt and equity securities........           171,366     5,974    6.97          86,865    2,797    6.44
    Money market investments..........               500        13    5.22           7,352      198    5.39
    Trading account securities........                --        --     .--             439       13    5.70
                                             -----------  --------             ----------- --------
  Total interest-earning assets.......         2,964,285   114,483    7.73       2,626,588  100,750    7.67
                                                          --------                         --------
  Non-interest-earning assets.........            74,901                            49,660
                                             -----------                       -----------
    Total assets......................       $ 3,039,186                       $ 2,676,248
                                             ===========                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits..........................       $ 1,702,294    27,761    3.27     $ 1,746,627   31,244    3.58
    Borrowed funds....................         1,097,554    28,566    5.22         730,008   21,488    5.89
                                             -----------  --------             ----------- --------
  Total interest-bearing liabilities..         2,799,848    56,327    4.04       2,476,635   52,732    4.26
                                                          --------                         --------
  Other liabilities...................            79,724                            41,054
                                             -----------                       -----------
    Total liabilities.................         2,879,572                         2,517,689
  Shareholders' equity................           159,614                           158,559
                                             -----------                       -----------
    Total liabilities and
     shareholders' equity.............       $ 3,039,186                       $ 2,676,248
                                             ===========                       ===========
NET INTEREST INCOME/INTEREST
 RATE SPREAD..........................                    $ 58,156    3.69%                $ 48,018    3.41%
                                                          ========  ======                 ========  ======
NET EARNING ASSETS/NET
 INTEREST MARGIN......................       $   164,437              3.91%    $  149,953              3.66%
                                             ===========            ======     ==========            ======
PERCENTAGE OF INTEREST-EARNING ASSETS
 TO INTEREST-BEARING LIABILITIES......                              105.87%                          106.05%
                                                                    ======                           ======

F. COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

   General
   -------

          New York Bancorp's net income for the quarters ended March 31, 1997 and 1996 was $13.9 million, or $.81 per share, and $9.2 million, or $.50 per share, respectively. The current quarter includes the receipt of $5.2 million on a tax settlement with the Internal Revenue Service, inclusive of $4.5 million in interest. Other comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income
   ---------------

          Interest income on interest-earning assets for the quarter ended March 31, 1997 increased by $9.0 million, or 17.9%, to $59.1 million compared to the quarter ended March 31, 1996. The increase in interest income is attributable to a $430.3 million increase in average interest-earning assets, coupled with a 10 basis point increase in yield.

          Interest and fee income on loans for the quarter ended March 31, 1997 increased by $5.2 million, or 15.1%, to $39.9 million compared to the same quarter in 1996. The increase in loan income reflects a $240.0 million increase in the average loan balance to $1.930 billion and a 13 basis point increase in yield on first mortgage loans which, however, were partially offset by a 15 basis point decline in yield on other loans. Interest on mortgage-backed securities for the quarter ended March 31, 1997 increased by $2.1 million to $16.1 million as compared to the same quarter in 1996. This increase is due to a $109.6 million increase in the average balance, coupled with a 13 basis point increase in yield. Interest and dividends on debt and equity securities increased by $1.7 million to $3.1 million in the current quarter compared to $1.4 million in the comparable prior year quarter. The increase in such income is attributed to an $87.2 million increase in the average balance, coupled with a 72 basis point increase in yield.

   Interest Expense
   ----------------

          Interest expense on interest-bearing liabilities for the quarter ended March 31, 1997 increased by $3.0 million, or 11.8%, to $28.8 million compared to the quarter ended March 31, 1996. The increase in interest expense for the quarter primarily reflects a $414.9 million growth in interest-bearing liabilities to $2.887 billion which, however, was partially offset by a 14 basis point decrease in the cost of interest-bearing liabilities to 4.05%. The impact of the Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $2.1 million and $.6 million for the quarters ended March 31, 1997 and 1996, respectively.

          Interest expense on deposits of $13.7 million for the quarter ended March 31, 1997 decreased $1.7 million from the quarter ended March 31, 1996. This decrease reflects a 27 basis point decline in the average cost of deposits from 3.54% in the 1996 quarter to 3.27% in the 1997 quarter, coupled with a $50.5 million decline in the average balance of deposits to $1.697 billion during the quarter ended March 31, 1997. The 27 basis point decrease in the cost of deposits primarily reflects a decline in the average rate paid on certificates of deposit. Interest expense on borrowed funds increased $4.7 million to $15.1 million for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. This increase reflects a $465.5 million increase in the average balance of borrowed funds to $1.191 billion which, however, was partially offset by a 60 basis point decline in the average cost of borrowed funds from 5.75% during the quarter ended March 31, 1996 to 5.15% during the quarter ended March 31, 1997. The decrease in the cost of borrowings is primarily due to the Bank's increased use of interest rate swaps, which decreased the average cost of borrowings 50 basis points in the current quarter. Off-balance financial instruments increased the cost of borrowings 5 basis points during the quarter ended March 31, 1996.

   Provision for Possible Loan Losses
   ----------------------------------

          Home Federal provided $1.2 million and $.3 million for possible loan losses during the quarters ended March 31, 1997 and 1996, respectively. The increase in the provision for the current quarter primarily reflects management's assessment of recent events related to one nonaccrual loan. The Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 70.1% and 67.3% at March 31, 1997 and 1996, respectively.

          At March 31, 1997, the Company's recorded investment in impaired loans was $14.2 million, all of which were on nonaccrual status, compared with $11.9 million at September 30, 1996. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at March 31, 1997. Interest income of $58,000 and $.2 million was recognized on these loans during the quarters ended March 31, 1997 and 1996, respectively. This represents actual interest payments received. The average recorded investment in impaired loans during the quarters ended March 31, 1997 and 1996 was $16.1 million and $14.2 million, respectively. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

          As part of the Bank's determination of the adequacy of the allowance for loan losses, the Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance at March 31, 1997 is sufficient to cover anticipated losses inherent in the loan portfolios.

          Nonaccrual loans at March 31, 1997 amounted to $28.2 million, or 1.4% of total loans, as compared to $25.6 million, or 1.4% of total loans, at September 30, 1996.

          The following table sets forth the Bank's nonaccrual loans at the dates indicated:


                                                    March 31,    September 30,
                                                      1997           1996
                                                   ----------    -------------
                                                         (In Thousands)
Nonaccrual Loans
----------------
First mortgage loans:
  One to four family conventional residential...   $  12,479      $ 12,092
  Multifamily residential.......................         640           155
  Commercial real estate........................      13,572        11,758
                                                   ---------      --------
                                                      26,691        24,005

Other loans - cooperative residential loans.....       1,492         1,547
                                                   ---------      --------
    Total nonaccrual loans......................   $  28,183      $ 25,552
                                                   =========      ========

          The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms, was $715,000 and $803,000 for the three month periods ended March 31, 1997 and 1996, respectively. The amount of interest income that was recorded on these loans was $194,000 and $338,000 for the three month periods ended March 31, 1997 and 1996, respectively.

          Additionally, at March 31, 1997, the Bank had $2.3 million in real estate owned as compared to $3.2 million at September 30, 1996. Further, at March 31, 1997 the Bank also had 15 restructured commercial real estate loans amounting to approximately $5.5 million, as compared to $5.8 million at September 30, 1996, for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

          The Bank also has $4.8 million of consumer and other loans which are past due 90 days and still accruing interest as of March 31, 1997. Of the $4.8 million, $3.8 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

          The Bank's allowance for possible loan losses at March 31, 1997 was $19.8 million, which represented 70.1% of nonaccrual loans or 1.0% of total loans, compared to $19.4 million at September 30, 1996, which represented 75.9% of nonaccrual loans or 1.0% of total loans.

   Summary of Loan Loss Experience
   -------------------------------

          The following is a summary of the activity in the Bank's allowance for possible loan losses for the quarters ended March 31:


                                                                 1997         1996
                                                               --------     --------
                                                                   (In Thousands)

Allowance for possible loan losses, beginning of quarter....   $ 18,958     $ 20,723
 Charge-offs:
 Commercial real estate  ...................................         --          (44)
 Residential real estate  ..................................       (283)        (178)
 Other loans  ..............................................       (223)        (224)
                                                               --------     --------
  Total charge-offs ........................................       (506)        (446)
 Less recoveries:
  Commercial real estate ...................................         26           --
  Residential real estate ..................................         74           --
  Other loans ..............................................         15           11
                                                               --------     --------
   Total recoveries.........................................        115           11
                                                               --------     --------
 Net charge-offs  ..........................................       (391)        (435)
                                                               --------     --------
 Addition to allowance charged to expense ..................      1,200          300
                                                               --------     --------
 Allowance for possible loan losses, end of quarter.........   $ 19,767     $ 20,588
                                                               ========     ========


   Net Interest Income After Provision for Possible Loan Losses
   ------------------------------------------------------------

          Net interest income after provision for possible loan losses for the quarter ended March 31, 1997 amounted to $29.1 million, representing an increase of $5.0 million from the quarter ended March 31, 1996. This increase primarily reflects a $430.3 million increase in average interest earning assets, coupled with a 22 basis point increase in the Bank's net interest margin from 3.70% in the 1996 quarter to 3.92% in the 1997 quarter.

   Non-Interest Income
   -------------------

          Non-interest income amounted to $7.9 million for the quarter ended March 31, 1997, compared to $4.0 million for the prior year comparable quarter. The $3.9 million increase in non-interest income reflects $.4 million more in banking service fee income and $4.5 million more in other income which, however, were partially offset by a decrease of $1.0 million in net gain on the sales of mortgage loans and securities available for sale. The $4.5 million increase in other income represents interest received on a tax settlement with the Internal Revenue Service.

   Non-Interest Expense
   --------------------

          The general and administrative expense component of non-interest expense totaled $13.4 million, or 1.73% of average assets, for the quarter ended March 31, 1997, compared to $11.6 million, or 1.75% of average assets, for the quarter ended March 31, 1996. The $1.8 million increase in general and administrative expense reflects a $1.2 million increase in compensation and benefits and a $1.1 million increase in other expense, which, however, were partially offset by a $.5 million decrease in federal deposit insurance premiums. The increase in compensation and benefit expense was primarily attributable to the cost associated with stock appreciation rights as a result of the 12% increase in the price of the Company's stock during the current quarter. The increase in other expenses was primarily attributed to professional fees related to special projects.

   Income Tax Expense
   ------------------

          Income tax expense increased $1.9 million to $9.2 million for an effective tax rate of 39.8% during the quarter ended March 31, 1997. Income tax expense was reduced by $.7 million during the current quarter as a result of a tax settlement with the Internal Revenue Service. Excluding the settlement amount, the effective tax rate was 42.8% for the current quarter versus an effective tax rate of 44.4% during the quarter ended March 31, 1996.

G. COMPARISON OF SIX MONTHS ENDED MARCH 31, 1997 AND 1996

   General
   -------

          New York Bancorp's net income for the six months ended March 31, 1997 and 1996 was $24.2 million, or $1.40 per share, and $17.0 million or $.93 per share, respectively. The current six month period includes the receipt of $5.2 million on a tax settlement with the Internal Revenue Service, inclusive of $4.5 million in interest. Other comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income
   ---------------

          Interest  income on  interest-earning  assets for the six months ended
   March 31, 1997 increased by $13.7 million, or 13.6%, to $114.5 million compared to the six months ended March 31, 1996. The increase in interest income is attributable to a $337.7 million increase in average interest-earning assets, coupled with a 6 basis point increase in yield.

          Interest and fee income on loans for the six months ended March 31, 1997 increased by $9.1 million, or 13.0%, to $78.6 million compared to the same period in 1996. The increase in loan income reflects a $226.3 million increase in the average loan balance to $1.910 billion and a 3 basis point increase in yield on mortgage loans which, however, were partially offset by a 27 basis point decline in yield on other loans. Interest on mortgage-backed securities for the six months ended March 31, 1997 increased by $1.7 million to $29.9 million as compared to the same period in 1996. This increase in income is due to a $34.2 million increase in the average balance coupled with a 13 basis point increase in yield. Interest and dividends on debt and equity securities increased by $3.2 million to $6.0 million in the current six month period compared to $2.8 million in the comparable prior year period. The increase in such income is attributed to an $84.5 million increase in the average balance coupled with a 53 basis point increase in yield.

   Interest Expense
   ----------------

          Interest expense on interest-bearing liabilities for the six months ended March 31, 1997 increased by $3.6 million, or 6.8%, to $56.3 million compared to the six months ended March 31, 1996. The increase in interest expense for the six months reflects a $323.2 million growth in average interest-bearing liabilities to $2.800 billion which, however, was partially offset by a 22 basis point decrease in cost on interest-bearing liabilities to 4.04%. The impact of the Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $3.6 million and $1.3 million for the six months ended March 31, 1997 and 1996, respectively.

          Interest expense on deposits decreased by $3.5 million to $27.8 million for the six months ended March 31, 1997, compared to the six months ended March 31, 1996. This 11.1% decrease reflects a 31 basis point decrease in the average cost of deposits to 3.27% in 1997 from 3.58% in 1996, coupled with a $44.3 million decrease in the average balance of deposits to $1.702 billion in the 1997 period. The decrease in the cost of deposits primarily reflects a 42 basis point decline in the average rate paid on certificates of deposit. Interest expense on borrowed funds increased
   $7.1 million to $28.6 million for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996. This increase reflects a $367.5 million increase in the average balance of borrowed funds to $1.098 billion, which, however, was partially offset by a 67 basis point decrease in the average cost of borrowed funds to 5.22% in the 1997 period from 5.89% in the 1996 period. The decrease in the cost of borrowings is primarily due to the Bank's increased use of interest rate swaps, which decreased the average cost of borrowings 42 basis points in the current six month period. Off-balance financial instruments decreased the cost of borrowings one basis point during the six months ended March 31, 1996.

   Provision for Possible Loan Losses
   ----------------------------------

          Home Federal provided $1.5 million and $.6 million for possible loan losses during the six months ended March 31, 1997 and 1996, respectively. The increase in the provision for the current six month period reflects management's assessment of recent events related to one nonaccrual loan.

          At March 31, 1997, the Company's recorded investment in impaired loans was $14.2 million, all of which were on nonaccrual status. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at March 31, 1997. Interest income of $.2 million was recognized on these loans during each of the six month periods ended March 31, 1997 and 1996. This represents actual interest payments received. The average recorded investment in impaired loans during the six months ended March 31, 1997 and 1996 was $14.1 million and $14.5 million, respectively. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

   Net Interest Income After Provision for Possible Loan Losses
   ------------------------------------------------------------

          Net interest income after provision for possible loan losses for the six months ended March 31, 1997 amounted to $56.7 million, representing an increase of $9.2 million from the six months ended March 31, 1996. This increase reflects a 25 basis point increase in the Bank's net interest margin from 3.66% in the 1996 period to 3.91% in the 1997 period, coupled with a $337.7 million increase in average interest-earning assets.

   Non-Interest Income
   -------------------

          Non-interest income amounted to $10.8 million for the six months ended March 31, 1997, compared to $6.7 million for the prior year period. The $4.1 million increase in non-interest income reflects $.6 million more in banking service fee income, $.3 million more in fees from the sale of investment products, and $4.4 million more in other income, which however, were partially offset by a decrease of $1.4 million in net gains on the sale of mortgage loans and securities available for sale. The increase in other income reflects the $4.5 million in interest received on a tax settlement with the Internal Revenue Service.

   Non-Interest Expense
   --------------------

          The general and administrative expense component of non-interest expense totaled $25.6 million, or 1.69% of average assets, for the six months ended March 31, 1997, compared to $23.5 million, or 1.76% of average assets, for the six months ended March 31, 1996. The $2.1 million increase in general and administrative expense reflects a $2.2 million increase in compensation and benefits and a $.8 million increase in other expense, which, however, were partially offset by a $.4 million decrease in advertising expense, and a $.7 million decrease in federal deposit insurance premiums. The increase in compensation and benefit expense was primarily attributable to the cost associated with stock appreciation rights as a result of the 38% increase in the price of the Company's stock during the current six month period. The increase in other expense was primarily attributed to professional fees related to special projects.

   Income Tax Expense
   ------------------

          Income tax expense increased $3.4 million to $16.9 million for an effective tax rate of 41.2% during the six months ended March 31, 1997. Excluding the $.7 million received in the tax settlement with the Internal Revenue Service, the effective tax rate would have been 42.9% for the current six month period versus an effective tax rate of 44.3% for the comparable prior year period.

H. PROPOSED LEGISLATIVE MATTERS

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

I. SELECTED FINANCIAL DATA

   The following table sets forth certain selected financial data.


                                                     Three Months Ended           Six Months Ended
                                                           March 31,                 March 31,
                                                   -------------------------   -----------------------
                                                       1997          1996         1997         1996
                                                   -----------    ----------   ----------  -----------
                                                     (Dollars in Thousands, except per share amounts)
FINANCIAL RATIOS (1)
--------------------
Average Yield:
   First mortgage loans..........................         8.23%        8.10%        8.18%        8.15%
   Other loans...................................         8.57         8.72         8.56         8.83
   Mortgage-backed securities....................         6.83         6.70         6.77         6.64
   Debt and equity securities - taxable..........         6.97         6.25         6.97         6.44
   Money market investments......................         5.35         5.40         5.22         5.39
   Trading account securities....................          N/A          N/A          N/A         5.70
      All interest-earning assets................         7.75         7.65         7.73         7.67
Average cost:
   Deposits......................................         3.27         3.54         3.27         3.58
   Borrowed funds................................         5.15         5.75         5.22         5.89
      All interest-bearing liabilities...........         4.05         4.19         4.04         4.26
Net interest rate spread.........................         3.70         3.46         3.69         3.41
Net interest margin..............................         3.92         3.70         3.91         3.66
Average interest-earning assets to
  average interest-bearing liabilities...........       105.68       106.02       105.87       106.05
Return on average assets.........................         1.80         1.37         1.60         1.27
Return on average common equity..................        34.58        22.95        30.38        21.45
Efficiency ratio.................................        40.46        43.29        40.10        44.64
General and administrative expense to
  average assets.................................         1.73         1.75         1.69         1.76
Equity to asset ratio at March 31................         5.06         5.78         5.06         5.78
Cumulative one year gap as a percent of total
  interest-earning assets at March 31 ...........         -9.7         +9.7         -9.7         +9.7
SHARE INFORMATION(2):
--------------------
   Earnings per common share.....................        $ .81        $ .50        $1.40        $ .93
   Weighted average number of common shares
     and equivalents outstanding.................   17,197,101   18,195,823   17,221,576   18,264,721
   Number of shares outstanding at March 31......   16,380,511   17,586,970   16,380,511   17,586,970
   Book value per share at March 31..............        $9.81        $9.05        $9.81        $9.05

NET INTEREST POSITION:
---------------------
   Excess of average interest-earning assets
     over average interest-bearing liabilities...  $   164,064  $   148,721  $   164,437  $   149,953
LOAN HIGHLIGHTS:
---------------
   Loan originations.............................  $   123,623  $    80,660  $   257,175  $   151,280
   Loan purchases................................  $     2,896  $    82,804  $    14,105  $    91,315
   Loan sales....................................  $    10,149  $    18,880  $    27,130  $    35,176
   Loans serviced for others at March 31.........  $   593,469  $   592,919  $   593,469  $   592,919
   Loan servicing fees...........................  $       429  $       438  $       874  $       841
ADJUSTABLE RATE ASSETS AT MARCH 31:
----------------------------------
   First mortgage loans and mortgage-backed
     securities..................................  $ 1,529,117  $ 1,225,262  $ 1,529,117  $ 1,225,262
   Other loans, money market investments, and
     debt and equity securities..................  $   217,616  $   244,803  $   217,617  $   244,803
   Total adjustable rate assets as a percent
     of total interest-earning assets............        55.99%       54.61%       55.99%       54.61%

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


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings
--------------------------

          During the quarter ended March 31, 1997, purported class action complaints filed by Adar Equities, Ltd. and Serious Software Corp. on behalf of the shareholders of the former Hamilton Bancorp, Inc. were dismissed without prejudice. No compensation in any form has passed directly or indirectly to the plaintiffs or their attorneys and no promise to give any such compensation has been made.

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


                                             NEW YORK BANCORP INC.
                                                 (Registrant)


Date:  May 13, 1997                          By:   /s/ Michael A. McManus, Jr.
                                                --------------------------------
                                                  Michael A. McManus, Jr.
                                                  President and
                                                  Chief Executive Officer


Date:  May 13, 1997                          By:   /s/ Stan I. Cohen
                                                --------------------------------
                                                  Stan I. Cohen
                                                  Senior Vice President,
                                                  Controller and Secretary