Form 10-Q
period 1997-06-30
NEW YORK BANCORP INC
filed 1997-08-05
CIK 820068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:                    June 30, 1997
                                   ------------------
Commission File Number                    1-11684
                                   ------------------

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

                                                 Yes    X    No
                                                       ---       ---

     Number of shares of common stock, par value $.01 per share, outstanding as of July 30, 1997: 21,616,880.

                              NEW YORK BANCORP INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page
------------------------------                                          ----

  Item 1.   Financial Statements:

            Independent Accountants' Review Report                        3

            Consolidated Statements of Financial Condition as
            of June 30, 1997 and September 30, 1996                       4

            Consolidated Statements of Income for the Three and
            Nine Months ended June 30, 1997 and 1996                      5

            Consolidated Statement of Changes in Shareholders'
            Equity for the Nine Months ended June 30, 1997                6

            Consolidated Statements of Cash Flows for the
            Nine Months ended June 30, 1997 and 1996                    7 -  8

   Notes to Consolidated Financial Statements                           9 - 12

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        13 - 26


PART II - OTHER INFORMATION
---------------------------

  Item 1.   Legal Proceedings                                             27

  Item 2.   Changes in Securities                                         27

  Item 3.   Defaults Upon Senior Securities                               27

  Item 4.   Submission of Matters to a Vote of Security Holders           27

  Item 5.   Other Information                                             27

  Item 6.   Exhibits and Reports on Form 8-K                              27

  Signature Page                                                          28

KPMG Peat Marwick LLP

     One Jericho Plaza        Telephone 516 822 9100      Telefax 516 822 4575
     Jericho, NY 11753




                     Independent Accountants' Review Report
                     --------------------------------------


To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of June 30, 1997, and for the three- and nine-month periods ended June 30, 1997 and 1996 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

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

July 16, 1997


                     NEW YORK BANCORP INC. AND SUBSIDIARY
          ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                   June 30,       September 30,
                                                                     1997             1996
                                                                  ----------     -------------
ASSETS
------
Cash and due from banks.....................................       $ 28,413       $   13,045
Money market investments....................................             --           10,700
Investment in debt and equity securities, net:
  Held to maturity (estimated market value of
   $604 and $641 at June 30, 1997
   and September 30, 1996, respectively) ...................            606              643
  Available for sale  ......................................        135,553          136,133
Mortgage-backed securities, net:
  Held to maturity (estimated market value of
   $591,620 and $534,602 at June 30, 1997
   and September 30, 1996, respectively)  ..................        602,828          550,817
  Available for sale  ......................................        397,118          280,429
Federal Home Loan Bank stock................................         52,641           27,938
Loans receivable, net:
  First mortgage loans  ....................................      1,769,701        1,603,769
  Other loans  .............................................        254,425          268,779
                                                                 ----------       ----------
                                                                  2,024,126        1,872,548
  Less allowance for possible loan losses ..................        (19,613)         (19,386)
                                                                 ----------       ----------
   Total loans receivable, net .............................      2,004,513        1,853,162
Accrued interest receivable ................................         23,784           21,862
Premises and equipment, net.................................         12,485           12,927
Other assets ...............................................         25,712           33,251
                                                                 ----------       ----------
   Total assets ............................................     $3,283,653       $2,940,907
                                                                 ==========       ==========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
LIABILITIES:

  Deposits .................................................     $1,690,993       $1,715,959
  Borrowed funds  ..........................................      1,347,230        1,008,786
  Mortgagors' escrow payments  .............................         10,302           14,987
  Accrued expenses and other liabilities  ..................         68,256           49,272
                                                                 ----------       ----------
   Total liabilities .......................................      3,116,781        2,789,004
                                                                 ----------       ----------
Commitments, contingencies and contracts (note 3)
SHAREHOLDERS' EQUITY (notes 2 and 4) (1):
  Preferred stock, $.01 par value,
   2,000,000 shares authorized; none issued  ...............             --               --
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 29,493,425 and 29,493,700 shares
   issued at June 30, 1997 and September 30, 1996,
   respectively; 21,591,247 and 22,197,600 shares
   outstanding at June 30, 1997 and
   September 30, 1996, respectively  .......................            295              295
  Additional paid-in capital  ..............................         66,502           65,355
  Retained earnings, substantially restricted...............        171,847          145,686
  Treasury stock, at cost, 7,902,178 and 7,296,100 shares
   at June 30, 1997 and September 30, 1996, respectively....        (72,480)         (58,871)
  Unrealized appreciation (depreciation) on securities
   available for sale, net of tax effect ...................            708             (562)
                                                                 ----------       ----------
   Total shareholders' equity ..............................        166,872          151,903
                                                                 ----------       ----------
   Total liabilities and shareholders' equity ..............     $3,283,653       $2,940,907
                                                                 ==========       ==========

(1) Share information has been restated to fully reflect the 3-for-2 stock split effective January 23, 1997 and the 4-for-3 stock split effective July 24, 1997.

          See accompanying notes to consolidated financial statements.


                           NEW YORK BANCORP INC. AND SUBSIDIARY
                      ----- CONSOLIDATED STATEMENTS OF INCOME -----
                                       (UNAUDITED)

                                              Three Months Ended                Nine Months Ended
                                                   June 30,                         June 30,
                                            ----------------------           ----------------------
                                                1997          1996            1997          1996
                                            ---------     --------           --------     ---------
                                                     (In Thousands, except per share amounts)
INTEREST INCOME:

  Interest and fees on loans:
   First mortgage loans ..................   $  35,809       $ 29,952     $ 103,101      $  86,814
   Other loans ...........................       5,543          6,085        16,887         18,799
                                             ---------       --------     ---------      ---------
    Total interest and fees on loans......      41,352         36,037       119,988        105,613
  Mortgage-backed securities  ............      17,164         14,708        47,024         42,874
  Debt and equity securities - taxable....       3,403          1,626         9,377          4,423
  Money market investments  ..............          --             21            13            219
  Trading account securities  ............          --             --            --             13
                                              --------       --------      --------       --------
    Total interest income.................      61,919         52,392       176,402        153,142
                                              --------       --------      --------       --------
INTEREST EXPENSE:
  Deposits  ..............................      13,808         14,804        41,569         46,048
  Borrowed funds  ........................      17,222         11,682        45,788         33,170
                                              --------       --------      --------       --------
    Total interest expense................      31,030         26,486        87,357         79,218
                                              --------       --------      --------       --------
    Net interest income...................      30,889         25,906        89,045         73,924
Provision for possible loan losses .......        (300)          (300)       (1,800)          (900)
                                              --------       --------      --------       --------
    Net interest income after provision
     for possible loan losses.............      30,589         25,606        87,245         73,024
                                              --------       --------      --------       --------
NON-INTEREST INCOME:
  Loan fees and service charges ..........         738            673         2,254          2,094
  Banking service fees  ..................       1,677          1,444         4,726          3,862
  Fees from sale of investment products...         488            432         1,422          1,069
  Net gain on the sale of mortgage
   loans and securities available for sale         117            742           747          2,778
  Other  .................................          53            132         4,689            368
                                              --------       --------      --------        -------
    Total non-interest income.............       3,073          3,423        13,838         10,171
                                              --------       --------      --------        -------
NON-INTEREST EXPENSE:
  General and administrative:
   Compensation and benefits ..............      5,917          5,588        19,042         16,538
   Occupancy, net .........................      2,164          2,123         6,474          6,363
   Advertising and promotion ..............        600            761         1,676          2,210
   Federal deposit insurance premiums......        484            931         1,725          2,828
   Other ..................................      2,498          2,311         8,323          7,316
                                              --------       --------      --------        -------
    Total general and administrative.......     11,663         11,714        37,240         35,255
  Real estate operations, net  ............        164            253           899            340
                                              --------       --------      --------        -------
    Total non-interest expense.............     11,827         11,967        38,139         35,595
                                              --------       --------      --------        -------
    Income before income tax expense.......     21,835         17,062        62,944         47,600
                                              --------       --------      --------        -------
INCOME TAX EXPENSE:
  Federal expense  ........................      7,132          5,154        19,126         14,385
  State and local expense  ................      1,539          2,278         6,477          6,581
                                              --------       --------      --------        -------
    Total income tax expense...............      8,671          7,432        25,603         20,966
                                              --------       --------      --------        -------
    Net income.............................   $ 13,164       $  9,630      $ 37,341       $ 26,634
                                              ========       ========      ========       ========

EARNINGS PER COMMON SHARE (1) (note 2).....   $    .58       $    .41      $   1.63       $   1.10

(1) Per share amounts have been restated to fully reflect the 3-for-2 stock split effective January 23, 1997 and the 4-for-3 stock split effective
    July 24, 1997.

          See accompanying notes to consolidated financial statements.



                                              NEW YORK BANCORP INC. AND SUBSIDIARY
                                ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                                                 NINE MONTHS ENDED JUNE 30, 1997
                                                           (UNAUDITED)


                                                                                               Unrealized
                                                                                              Appreciation
                                                                                              (Depreciation)
                                                      Additional                              on Securities
                                            Common     Paid-in      Retained      Treasury     Available
                                            Stock      Capital      Earnings      Stock        for Sale             Total
                                            ------    ----------    --------      --------    --------------      ----------
                                                        (Dollars in Thousands, Except Per Share Data)


Balance at September 30, 1996.............  $  295     $  65,355     $  145,686    $ (58,871)  $     (562)         $ 151,903

Net income for the nine months
 ended June 30, 1997......................      --            --         37,341           --           --             37,341

Dividends declared on
 common stock.............................      --            --         (8,190)          --           --             (8,190)

Cash paid in lieu of 275 fractional
 shares in the aggregate, resulting
 from 3-for-2 stock split                       --            (5)            --           --           --                 (5)

Purchase of 858,986 shares
 of treasury stock........................      --             --            --      (18,101)          --            (18,101)

Issuance of 252,907 shares upon
 exercise of stock options................      --          1,152        (2,990)       4,492           --              2,654

Change in unrealized
 appreciation (depreciation)
 on securities available for
 sale, net of taxes.......................      --             --            --           --        1,270              1,270

                                             -----     ----------     ---------     --------    ---------          ---------
Balance at June 30, 1997..................   $ 295     $   66,502     $ 171,847     $(72,480)   $     708          $ 166,872
                                             =====     ==========     =========     =========   =========          =========

          See accompanying notes to consolidated financial statements.



                              NEW YORK BANCORP INC. AND SUBSIDIARY
                        ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                          (UNAUDITED)

                                                                       Nine Months Ended
                                                                             June 30,
                                                                   --------------------------
                                                                       1997           1996
                                                                   -------------   ----------
                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................      $    37,341      $   26,634
                                                                  -----------      ----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization ...........................            1,727           1,611
   Amortization and accretion of deferred fees,
    discounts and premiums .................................               18           1,381
   Provision for possible loan losses ......................            1,800             900
   Provision for losses on foreclosed real estate...........              259             488
   Net loss on sale of foreclosed real estate ..............              186              89
   Net gain on sale of mortgage loans and securities
    available for sale .....................................             (747)         (2,778)
   Payment of SAIF recapitalization ........................           (9,432)             --
   Deferred income taxes ...................................            3,571             769
   Net decrease in trading account .........................               --           2,003
   Increase in accrued interest receivable .................           (1,922)           (411)
   Increase (decrease) in accrued interest payable..........            2,892            (452)
   Increase in accrued expenses and other liabilities.......           24,799           3,050
   (Increase) decrease in other assets .....................            2,355            (846)
                                                                  -----------      ----------
   Total adjustments .......................................           25,506           5,804
                                                                  -----------      ----------
  Net cash provided by operating activities.................           62,847          32,438
                                                                  -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments on loans  .............................          251,250         216,640
  Principal payments on mortgage-backed securities..........           92,789          74,770
  Principal payments, maturities and calls on debt
   and equity securities  ..................................           25,037          56,427
  Proceeds on sales of loans  ..............................           36,057          41,858
  Proceeds on sales of mortgage-backed securities
   available for sale  .....................................               --          83,767
  Proceeds on sales of debt and equity securities
   available for sale  .....................................           20,815           2,719
  Investment in first mortgage loans  ......................         (398,507)       (453,763)
  Investment in other loans  ...............................          (42,829)        (45,157)
  Investment in mortgage-backed securities held to maturity.          (89,973)             --
  Investment in mortgage-backed securities available for sale        (171,110)        (82,445)
  Investment in debt and equity securities  available for sale        (44,138)        (91,708)
  Proceeds on sales of  foreclosed  real estate.............            3,398           2,206
  Net  purchases  of Federal Home Loan Bank stock...........          (24,703)        (10,656)
  Net purchases of premises and equipment ..................           (1,285)         (1,599)
                                                                  -----------      ----------
  Net cash used in investing  activities ...................         (343,199)       (206,941)
                                                                  -----------      ----------

                                    (Continued)



                              NEW YORK BANCORP INC. AND SUBSIDIARY
                       ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                         (CONTINUED)

                                                                   Nine Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                   1997         1996
                                                                ----------    ---------
                                                                     (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in non-interest bearing demand,
   savings, money market, and NOW accounts.................      $   9,612    $  15,017
  Net decrease in time deposits   .........................        (34,578)     (16,916)
  Net increase (decrease) in borrowings with original
   maturities of three months or less .....................        161,882     (155,176)
  Proceeds from long-term borrowings  .....................        558,046      532,625
  Repayment of long-term borrowings  ......................       (381,484)    (185,675)
  Purchase of common stock for treasury  ..................        (18,101)     (18,090)
  Payment of common stock dividends  ......................         (7,169)      (7,129)
  Exercise of stock options  ..............................          1,502          991
  Cash paid for fractional shares resulting from stock split            (5)          --
  Decrease in mortgagors' escrow accounts  ................         (4,685)      (7,048)
                                                                  --------    ---------
  Net cash provided by financing activities................        285,020      158,599
                                                                  --------    ---------
  Net increase (decrease) in cash and cash equivalents.....          4,668      (15,904)
  Cash and cash equivalents at beginning of period.........         23,745       45,104
                                                                  --------    ---------
  Cash and cash equivalents at end of period...............      $  28,413    $  29,200
                                                                 =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid  ..........................................      $  89,693    $  81,619
                                                                 =========    =========
  Income taxes paid .......................................      $  18,612    $  19,183
                                                                 =========    =========
  Noncash investing and financing activities:
   Transfer of loans to real estate owned .................      $   2,590    $   3,380
                                                                 =========    =========
   Transfer of mortgage-backed securities available
    for sale to mortgage-backed securities held to
    maturity ..............................................      $      --    $  15,421
                                                                 =========    =========
   Transfer of mortgage-backed securities held to maturity
    to mortgage-backed securities available for sale.......      $      --    $  84,109
                                                                 =========    =========
   Transfer of debt and equity securities held to maturity
    to debt and equity securities available for sale.......      $      --    $  15,000
                                                                 =========    =========
   Securitization and transfer of loans to
    mortgage-backed securities available for sale..........      $      --    $  65,364
                                                                 =========    =========

           See accompanying notes to consolidated financial statements

                      NEW YORK BANCORP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Bank") and Subsidiaries, as of June 30, 1997 and September 30, 1996 and for the three and nine month periods ended June 30, 1997 and 1996.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE 2:  EARNINGS PER SHARE

          A 3-for-2 common stock split, effected in the form of a stock dividend, was distributed on January 23, 1997 to shareholders of record on January 9, 1997. In addition, a 4-for-3 stock split, effected in the form of a stock dividend, was distributed on July 24, 1997 to shareholders of record on July 10, 1997. Accordingly, information with respect to shares of common stock and earnings per share have been restated in all periods presented to fully reflect the stock splits. Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares of common stock and common stock equivalents outstanding for the calculation of primary earnings per share for the quarters ended June 30, 1997 and 1996 was 22,647,308 and 23,716,482, respectively, and for the nine months ended June 30, 1997 and 1996 was 22,976,368 and 24,147,648, respectively.


NOTE 3:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

          At June 30, 1997, Home Federal had commitments of $85.6 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $73.5 million and fixed rate mortgage loans with interest rates ranging from 7.00% to 10.00%, represented $12.1 million. At June 30, 1997, Home Federal also had commitments to sell $2.9 million of qualified fixed rate first mortgage loans at prices which approximate the carrying value of the loans.

          The Bank is a party to $700.0 million of interest rate collar arrangements which mature in August 1998. These interest rate collars provide for the Bank to receive payment when three month LIBOR exceeds 7.50%, and requires the Bank to pay when three month LIBOR is less than 5.00%, thereby reducing the Bank's exposure to a rising interest rate environment. At June 30, 1997 three month LIBOR was 5.78%.

          At June 30,  1997,  the Bank was  servicing  first  mortgage  loans of
          approximately   $586.7 million,   which  are   either   partially   or
          wholly-owned by others.


NOTE 4:  STOCK REPURCHASE PLAN

          During the quarter ended June 30, 1997, New York Bancorp repurchased 256,704 shares under its present stock repurchase plan, bringing total purchases during the current fiscal year to 858,986 shares. At June 30, 1997, the total number of Treasury shares amounted to 7,902,178. Additionally, at June 30, 1997, the Company had authority to repurchase up to an additional 1,688,741 shares. Repurchases may be made from time to time in open market transactions, subject to
          availability    of   shares   at   prices   deemed    appropriate   by
          New York Bancorp.


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

          In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The Statement establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Based on its review of the Statement, management believes the adoption of SFAS No. 128 will result in basic earnings per share being modestly higher than the current primary earnings per share, and at the same time will have no material effect on diluted earnings per share of the Company.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires than an enterprise
          (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of prior periods will be required. Management has not completed its review of SFAS No. 130, and has not determined the impact, if any, that adoption of SFAS No. 130 will have on the Company.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Statement establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires a reconciliation of total segment revenue and expense items and segment assets to the amounts in the enterprise's financial statements. The Statement also requires a descriptive report on how the operating segments were determined, the products and services provided by the operating segments, and any measurement differences used for segment reporting and financial statement reporting. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of SFAS No. 131 will have a significant effect on the Company.

                      NEW YORK BANCORP INC. AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




A.    GENERAL

      New York Bancorp Inc. ("New York Bancorp" or the "Company") is a savings and loan holding company. The Company, through its subsidiary, Home Federal Savings Bank ("Home Federal" or the "Bank"), operates as a community savings bank. The Bank's principal business consists of attracting deposits from the general public and investing those deposits, together with funds from ongoing operations and borrowings, in the origination and purchase of residential, multifamily and commercial mortgage loans, cooperative residential loans and consumer loans. The Bank maintains a portion of its assets in mortgage-backed securities and debt and equity securities, including obligations of the U. S. Government and federal agencies, money market investments, corporate notes and other securities.

B.    FINANCIAL POSITION

      Total assets at June 30, 1997 amounted to approximately $3.3 billion reflecting a $342.7 million increase from the amount reported at September 30, 1996. The increase in total assets primarily reflects increases of $168.7 million in mortgage-backed securities and $151.6 million in total loans. These increases were primarily funded through a $338.4 million increase in borrowed funds.

C.    ASSET/LIABILITY MANAGEMENT

      The Company is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. The Company utilizes gap management as part of its approach to controlling interest rate risk and maximizing net interest margin. The Company does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Company's cumulative one year gap as a percent of total interest-earning assets amounted to a negative 11.4% at June 30, 1997 as compared to a negative 2.9% at September 30, 1996.

      A negative gap denotes liability sensitivity which in a given period will result in more liabilities than assets being subject to repricing. Generally, liability sensitive gaps would result in a net positive effect on net interest margin and, consequently, net income in a declining interest rate environment. Alternatively, liability sensitive gaps would generally result in a net negative effect on net interest margin and, consequently, net income in an increasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. The Company's net interest margin increased to 3.90% in the third quarter of fiscal year 1997, compared to 3.74% in the third quarter of fiscal year 1996.

      At June 30, 1997, the Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At June 30, 1997, 54.5% of such interest-earning assets were adjustable rate assets.

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

      At June 30, 1997, the Bank maintained $700.0 million of interest rate collar arrangements which mature in August 1998. These interest rate collars provide for the Bank to receive payment when three month LIBOR exceeds 7.50%, and requires the Bank to pay when three month LIBOR is less than 5.00%, thereby reducing the Bank's exposure to a rising interest rate environment. At June 30, 1997 three month LIBOR was 5.78%. Further, at June 30, 1997, the amount of unamortized gain on terminated interest rate floor arrangements amounted to $2.0 million.

      At June 30, 1997 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through October 1999. The Bank uses stock indexed call options for purposes of hedging its MarketSmart CD's and MarketSmart I.R.A. CD's. The Bank ceased offering MarketSmart CD's during fiscal year 1995 due to its inability to purchase such small quantities of stock indexed call options.

D. LIQUIDITY AND CAPITAL RESOURCES

      Home Federal is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank's ratio was 4.89% during June 1997 and 5.26% during September 1996. The Bank has informed the OTS that its liquidity ratio was below the minimum required for the month of June 1997. Under OTS regulation, the Bank could be assessed a small monetary penalty for failure to meet the liquidity requirement during June 1997. The Bank's liquidity ratio exceeded the requirement at June 30, 1997.

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

      During the quarter ended June 30, 1997, New York Bancorp repurchased 256,704 shares under its present stock repurchase plan, bringing total purchases during the current fiscal year to 858,986 shares. At June 30, 1997, the total number of Treasury shares amounted to 7,902,178. Additionally, at June 30, 1997, the Company had authority to repurchase up to an additional 1,688,741 shares. Repurchases may be made from time to time in open market transactions, subject to availability of shares at prices deemed appropriate by New York Bancorp.

      As of June 30, 1997, Home Federal was categorized "adequately capitalized" under the OTS "prompt corrective action regulations" and continued to exceed all regulatory capital requirements as detailed in the following table:


                               TANGIBLE CAPITAL          CORE CAPITAL(1)         RISK-BASED CAPITAL(2)
                            ---------------------   -------------------------   -----------------------
                            Amount   Percentage(3)   Amount     Percentage(3)    Amount   Percentage(3)
                            ------   ------------   --------   --------------   --------  -------------
                                                    (Dollars in Thousands)
Capital for regulatory
 purposes................. $155,981         4.75%    $155,981        4.75%      $174,974      11.18%

Minimum regulatory
 requirement..............   49,295         1.50       98,591        3.00        125,248       8.00
                           --------      -------     --------       -----       --------     ------

Excess.................... $106,686         3.25%    $ 57,390        1.75%      $ 49,726       3.18%
                           ========      =======     ========       =====       ========     ======

(1) Under the OTS prompt corrective action regulations, the core capital requirement was effectively increased to 4.00% since OTS regulations stipulate that as of that date an institution with less than 4.00% core capital will be deemed to be classified as "undercapitalized."
(2) The OTS adopted a final regulation which incorporates an interest rate risk component into its existing risk-based capital standard. The regulation requires certain institutions with more than a "normal level" of interest rate risk to maintain capital in addition to the 8.0% risk-based capital requirement. Although the OTS has delayed implementation of this regulation, the Bank does not anticipate that its risk-based capital requirement will be materially affected as a result of the new regulation.
(3) For tangible and core capital, the ratio is to adjusted total assets. For risk-based capital, the ratio is to total risk-weighted assets.

E.    ANALYSIS OF CORE EARNINGS

      The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans, mortgage-backed securities, investments in debt and equity securities and money market investments, and the cost of deposits and borrowed funds. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets versus the average balances and rates paid on interest-bearing deposits and borrowed funds. Net income is further affected by other operating income, other operating expenses and taxes.

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

                                                                    Quarter Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                                         1997                                             1996
                                   ----------------------------------------------   --------------------------------------------
                                        Average                          Yield/         Average                         Yield/
                                        Balance        Interest           Cost          Balance          Interest        Cost
                                   --------------     -----------      ----------   ----------------   -------------   ---------
                                                                        (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans..........    $ 1,724,465      $  35,809           8.31%       $ 1,495,526       $  29,952       8.01%
    Other loans...................        257,454          5,543           8.63            277,095           6,085       8.81
                                      -----------      ---------                       -----------       ---------
      Total loans.................      1,981,919         41,352           8.35          1,772,621          36,037       8.14
    Mortgage-backed securities....        985,241         17,164           6.97            876,543          14,708       6.71
    Debt and equity securities....        196,808          3,403           6.92            105,966           1,626       6.15
    Money market investments......             --             --             --              1,588              21       5.21
                                      -----------      ---------                       -----------       ---------
  Total interest-earning assets...      3,163,968         61,919           7.83          2,756,718          52,392       7.61
                                                       ---------                                         ---------
  Non-interest-earning assets.....         42,557                                           49,241
                                      -----------                                      -----------
    Total assets..................    $ 3,206,525                                      $ 2,805,959
                                      ===========                                      ===========

LIABILITIES AND SHAREHOLDERS'
 EQUITY:
  Interest-bearing liabilities:
    Deposits......................    $ 1,694,691         13,808           3.27        $ 1,752,352          14,804       3.40
    Borrowed funds................      1,293,071         17,222           5.34            854,455          11,682       5.49
                                      -----------      ---------                       -----------       ---------
  Total interest-bearing liabilities    2,987,762         31,030           4.17          2,606,807          26,486       4.08
                                                       ---------                                         ---------
  Other liabilities...............         56,072                                           39,675
                                      -----------                                      -----------
    Total liabilities.............      3,043,834                                        2,646,482
  Shareholders' equity............        162,691                                          159,477
                                      -----------                                      -----------
    Total liabilities and
     shareholders' equity.........    $ 3,206,525                                      $ 2,805,959
                                      ===========                                      ===========
NET INTEREST INCOME/INTEREST RATE
 SPREAD...........................                     $  30,889           3.66%                           $25,906       3.53%
                                                       =========         ======                            =======     ======
NET EARNING ASSETS/NET
 INTEREST MARGIN..................    $   176,206                          3.90%       $   149,911                       3.74%
                                      ===========                        ======        ===========                     ======
PERCENTAGE OF INTEREST-EARNING
 ASSETS  TO INTEREST-BEARING
 LIABILITIES......................                                       105.90%                                       105.75%
                                                                         ======                                        ======


                                                                Nine Months Ended on June 30,
                                   ---------------------------------------------------------------------------------------------
                                                         1997                                             1996
                                   ----------------------------------------------   --------------------------------------------
                                        Average                          Yield/         Average                         Yield/
                                        Balance        Interest           Cost          Balance          Interest        Cost
                                   --------------     -----------      ----------   ----------------   -------------   ---------
                                                                       (Dollars in Thousands)
ASSETS:
  Interest-earning assets:
    First mortgage loans..........   $ 1,671,370        $103,101           8.23%       $ 1,428,928       $ 86,814         8.10%
    Other loans...................       262,746          16,887           8.58            284,463         18,799         8.82
                                     -----------        --------                       -----------       --------
      Total loans.................     1,934,116         119,988           8.27          1,713,391        105,613         8.22
    Mortgage-backed securities....       916,550          47,024           6.84            857,475         42,874         6.67
    Debt and equity securities....       179,846           9,377           6.96             93,208          4,423         6.33
    Money market investments......           333              13           5.21              5,438            219         5.38
    Trading account securities....            --              --             --                293             13         5.70
                                     -----------        --------                       -----------       --------
  Total interest-earning assets...     3,030,845         176,402           7.76          2,669,805        153,142         7.65
                                                        --------                                         --------
  Non-interest-earning assets.....        64,121                                            49,523
                                     -----------                                       -----------
    Total assets..................   $ 3,094,966                                       $ 2,719,328
                                     ===========                                       ===========

LIABILITIES AND SHAREHOLDERS'
 EQUITY:
  Interest-bearing liabilities:
    Deposits......................   $ 1,699,760          41,569           3.27        $ 1,748,528         46,048         3.52
    Borrowed funds................     1,162,726          45,788           5.26            771,339         33,170         5.74
                                     -----------        --------                       -----------       --------
  Total interest-bearing liabilities   2,862,486          87,357           4.08          2,519,867         79,218         4.20
                                                        --------                                         --------
  Other liabilities...............        71,840                                            40,598
                                     -----------                                       -----------
    Total liabilities.............     2,934,326                                         2,560,465
  Shareholders' equity............       160,640                                           158,863
                                     -----------                                       -----------
    Total liabilities and
     shareholders' equity.........   $ 3,094,966                                       $ 2,719,328
                                     ===========                                       ===========
NET INTEREST INCOME/INTEREST RATE
 SPREAD...........................                      $ 89,045           3.68%                        $  73,924         3.45%
                                                        ========         ======                         =========       ======
NET EARNING ASSETS/NET
 INTEREST MARGIN..................   $   168,359                           3.91%       $   149,938                        3.69%
                                     ===========                         ======        ===========                      ======
PERCENTAGE OF INTEREST-EARNING
 ASSETS TO INTEREST-BEARING
 LIABILITIES......................                                       105.88%                                        105.95%
                                                                         ======                                         ======

F.    COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

General
-------

      New York Bancorp's net income for the quarter ended June 30, 1997 was $13.2 million, or $.58 per share, compared to net income of $9.6 million, or $.41 per share, for the quarter ended June 30, 1996. Comments regarding the components of net income are detailed in the following paragraphs.

Interest Income
---------------

      Interest income on interest-earning assets for the quarter ended June 30, 1997 increased by $9.5 million, or 18.2%, to $61.9 million compared to the quarter ended June 30, 1996. The increase in interest income is attributable to a $407.3 million increase in average interest-earning assets, coupled with a 22 basis point increase in yield.

      Interest and fee income on loans for the quarter ended June 30, 1997 increased by $5.3 million, or 14.7%, to $41.4 million compared to the same quarter in 1996. The increase in loan income reflects a $209.3 million increase in the average loan balance to $1.982 billion and a 30 basis point increase in yield on first mortgage loans which, however, were partially offset by an 18 basis point decline in yield on other loans. Interest on mortgage-backed securities for the quarter ended June 30, 1997 increased by $2.5 million to $17.2 million as compared to the same quarter in 1996. This increase in income is primarily due to a $108.7 million increase in the average balance, coupled with a 26 basis point increase in yield to 6.97%. Interest and dividends on debt and equity securities increased by $1.8 million to $3.4 million in the current quarter compared to the comparable prior year quarter. The increase in such income is attributed to a $90.8 million increase in the average balance, coupled with a 77 basis point increase in yield.

Interest Expense
----------------

      Interest expense on interest-bearing liabilities for the quarter ended June 30, 1997 amounted to $31.0 million, an increase of $4.5 million from the quarter ended June 30, 1996. The increase in interest expense for the quarter reflects a $381.0 million growth in interest-bearing liabilities to
$2.988 billion   coupled  with  a  9 basis   point   increase  in  the  cost  on
interest-bearing liabilities. During the quarter ended June 30, 1997, $400 million of outstanding notional amounts of interest rate swaps matured. Additionally, the amount of gain deferred on $200 million (notional amount) of terminated interest rate swap arrangements became fully accreted to income during the current quarter. The impact of the Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $2.1 million ($1.5 million of which is attributable to interest rate swaps) and $.9 million for the quarters ended June 30, 1997 and 1996, respectively. The Bank had no interest rate swap arrangements outstanding at June 30, 1997.

      Interest expense on deposits of $13.8 million for the quarter ended June 30, 1997 decreased by $1.0 million compared to the quarter ended June 30, 1996. This decrease reflects a 13 basis point decline in the average cost of deposits from 3.40% in the 1996 quarter to 3.27% in the 1997 quarter, coupled with a $57.7 million decline in the average balance of deposits to $1.695 billion during the quarter ended June 30, 1997. Interest expense on borrowed funds increased $5.5 million to $17.2 million for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. This increase reflects a $438.6 million increase in the average balance of borrowed funds to $1.293 billion which, however, was partially offset by a 15 basis point decline in the average cost of borrowed funds from 5.49% during the quarter ended June 30, 1996 to 5.34% during the quarter ended June 30, 1997. The decrease in the cost of borrowings is due to the Bank's increased use of interest rate swaps, which decreased the average cost of borrowed funds 51 basis points in the current quarter, as compared to 5 basis points in the comparable prior year quarter.

Provision for Possible Loan Losses
----------------------------------

      Home Federal provided $.3 million for possible loan losses during each of the quarters ended June 30, 1997 and 1996. The Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 69.1% and 72.9% at June 30, 1997 and 1996, respectively.

      At June 30, 1997, the Company's recorded investment in impaired loans was $14.7 million, all of which were on nonaccrual status, compared to $11.9 million at September 30, 1996. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at June 30, 1997. Interest income of $.1 million was recognized on these loans during each of the quarters ended June 30, 1997 and 1996, respectively. This represents actual interest payments received. The average recorded investment in impaired loans during the quarters ended June 30, 1997 and 1996 was $14.6 million and $14.8 million, respectively. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

      As part of the Bank's determination of the adequacy of the allowance for possible loan losses, the Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance at June 30, 1997 is sufficient to cover anticipated losses inherent in the loan portfolios.

      Nonaccrual loans at June 30, 1997 amounted to $28.4 million, or 1.40% of total loans, as compared to $25.6 million, or 1.36% of total loans, at September 30, 1996.

      The following table sets forth the Bank's nonaccrual loans at the dates indicated:


                                                       June 30,     September 30,
                                                         1997           1996
                                                     -----------   --------------
                                                            (In Thousands)
Nonaccrual Loans
First mortgage loans:
  One- to- four family conventional residential.....    $12,205       $12,092
  Multifamily residential ..........................        929           155
  Commercial real estate ...........................     13,766        11,758
                                                        -------       -------
                                                         26,900        24,005

Other loans - cooperative residential loans.........      1,494         1,547
                                                        -------       -------
    Total nonaccrual loans .........................    $28,394       $25,552
                                                        =======       =======


      The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms, was $718,000 and $706,000 for the three month periods ended June 30, 1997 and 1996, respectively. The amount of interest income that was recorded on these loans was $252,000 and $237,000 for the three month periods ended June 30, 1997 and 1996, respectively.

      Additionally, at June 30, 1997, the Bank had $2.1 million in real estate owned as compared to $3.2 million at September 30, 1996. Further, at June 30, 1997 the Bank also had 14 restructured commercial real estate loans amounting to approximately $5.4 million, as compared to $5.8 million at September 30, 1996, for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

      The Bank also has $4.4 million of consumer and other loans which are past due 90 days and still accruing interest as of June 30, 1997. Of the $4.4 million, $3.3 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

      The Bank's allowance for possible loan losses at June 30, 1997 was $19.6 million, which represented 69.1% of nonaccrual loans or 1.0% of total loans, compared to $19.4 million at September 30, 1996, which represented 75.9% of nonaccrual loans or 1.0% of total loans.

Summary of Loan Loss Experience
-------------------------------

      The following is a summary of the activity in the Bank's allowance for possible loan losses for the quarters ended June 30:


                                                                 1997        1996
                                                               --------    --------
                                                                  (In Thousands)

Allowance for possible loan losses, beginning of quarter.....  $ 19,767    $ 20,588
  Charge-offs:
  Commercial real estate.....................................       (61)       (134)
  Residential real estate....................................      (207)       (394)
  Other loans................................................      (202)       (640)
                                                               --------    --------
    Total charge-offs........................................      (470)     (1,168)
  Less recoveries - other loans..............................        16          15
                                                               --------    --------
  Net charge-offs............................................      (454)     (1,153)
                                                               --------    --------
  Addition to allowance charged to expense...................       300         300
                                                               --------    --------
  Allowance for possible loan losses, end of quarter.........  $ 19,613    $ 19,735
                                                               ========    ========

      The charge-offs recorded in each of the quarters shown above primarily relate to delinquent loans for which reserves had been provided in prior periods. Upon resolution of these delinquent loans, the loss incurred was charged to the allowance.

Net Interest Income After Provision for Possible Loan Losses
------------------------------------------------------------

      Net interest income after provision for possible loan losses for the quarter ended June 30, 1997 amounted to $30.6 million, representing an increase of $5.0 million from the quarter ended June 30, 1996. This increase reflects a $407.3 million increase in average interest earning assets, coupled with a 16 basis point increase in the Bank's net interest margin from 3.74% in 1996 to 3.90% in 1997.

Non-Interest Income
-------------------

      Non-interest income amounted to $3.1 million for the quarter ended June 30, 1997, compared to $3.4 million for the prior year comparable quarter. The $.3 million decrease in non-interest income reflects a decrease of $.6 million in net gain on the sale of mortgage loans and securities available for sale which, however, was partially offset by a $.2 million increase in banking service fee income.

Non-Interest Expense
--------------------

      The general and administrative expense component of non-interest expense totaled $11.7 million or 1.46% of average assets, for the quarter ended June 30, 1997, compared to $11.7 million, or 1.68% of average assets, for the quarter ended June 30, 1996. A $.3 million increase in compensation and benefits was offset by a $.4 million decrease in federal deposit insurance premiums. The increase in compensation and benefit expense was primarily attributable to the cost associated with stock appreciation rights as a result of the 20% increase in the price of the Company's stock during the current quarter.

Income Tax Expense
------------------

      Income taxes increased $1.2 million to $8.7 million for an effective tax rate of 39.7% during the quarter ended June 30, 1997 versus an effective tax rate of 43.6% during the quarter ended June 30, 1996. The reduction in the effective tax rate reflects tax planning strategies implemented during the current quarter.

G.    COMPARISON OF NINE MONTHS ENDED JUNE 30, 1997 AND 1996

General
-------

      New York Bancorp's net income for the nine months ended June 30, 1997 was $37.3 million, or $1.63 per share, compared to net income of $26.6 million, or $1.10 per share, for the nine months ended June 30, 1996. The current nine month period includes the receipt of $5.2 million on a tax settlement with the Internal Revenue Service, inclusive of $4.5 million in interest. Other comments regarding the components of net income are detailed in the following paragraphs.

Interest Income
---------------

      Interest income on interest-earning assets for the nine months ended June 30, 1997 increased by $23.3 million, or 15.2%, to $176.4 million compared to the nine months ended June 30, 1996. The increase in interest income is attributable to a $361.0 million increase in average interest-earning assets, coupled with an 11 basis point increase in yield.

      Interest and fee income on loans for the nine months ended June 30, 1997 increased by $14.4 million, or 13.6%, to $120.0 million compared to $105.6 million for the same period in 1996. The increase in loan income reflects a $220.7 million increase in the average loan balance to $1.934 billion and a 13 basis point increase in yield on first mortgage loans which, however, were partially offset by a 24 basis point decline in yield on other loans. Interest on mortgage-backed securities for the nine months ended June 30, 1997 increased by $4.2 million to $47.0 million as compared to the same period in 1996. This increase in income is due to a $59.1 million increase in the average balance, coupled with a 17 basis point increase in yield. Interest and dividends on debt and equity securities increased by $5.0 million to $9.4 million in the current nine month period compared to $4.4 million in the comparable prior year period. The increase in such income is attributed to an $86.6 million increase in the average balance coupled with a 63 basis point increase in yield.

Interest Expense
----------------

      Interest expense on interest-bearing liabilities for the nine months ended June 30, 1997 increased by $8.1 million, or 10.3%, to $87.4 million compared to the nine months ended June 30, 1996. The increase in interest expense for the nine months primarily reflects a $342.6 million growth in average interest-bearing liabilities to $2.862 billion which, however, was partially offset by a 12 basis point decrease in cost on interest-bearing liabilities to 4.08%. The impact of the Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $5.7 million and $2.2 million for the nine months ended June 30, 1997 and 1996, respectively.

      Interest  expense on deposits  decreased by $4.5 million to  $41.6 million for the nine months ended June 30, 1997, compared to the nine months ended June 30,1996. This decrease is attributed to a $48.8 million decrease in the average balance of deposits to $1.700 billion, coupled with a 25 basis point decrease in the average cost of deposits to 3.27% in the current nine month period compared to the prior year period. Interest expense on borrowed funds increased $12.6 million to $45.8 million for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. This increase reflects a $391.4 million increase in the average balance of borrowed funds to $1.163 billion which, however, was partially offset by a 48 basis point decrease in the average cost of borrowed funds from 5.74% in 1996 to 5.26% in 1997. The decrease in the cost of borrowings is primarily due to the Bank's increased use of interest rate swaps, which decreased the average cost of borrowings 43 basis points in the current nine month period. Off-balance financial instruments decreased the cost of borrowings two basis points during the nine months ended June 30, 1996.

Provision for Possible Loan Losses
----------------------------------

      Home Federal provided $1.8 million and $.9 million for possible loan losses during the nine months ended June 30, 1997 and 1996, respectively. The increase in the provision for the current nine month period reflects management's assessment of events during the second fiscal quarter related to one nonaccrual loan.

      At June 30, 1997, the Company's recorded investment in impaired loans was $14.7 million, all of which were on nonaccrual status. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at June 30, 1997. Interest income of $.3 million and $.4 million was recognized on these loans during the nine month periods ended June 30, 1997 and 1996, respectively. This represents actual interest payments received. The average recorded investment in impaired loans during the nine months ended June 30, 1997 and 1996 was $14.3 million and $14.5 million, respectively. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

Net Interest Income After Provision for Possible Loan Losses
------------------------------------------------------------

      Net interest income after provision for possible loan losses for the nine months ended June 30, 1997 amounted to $87.2 million, representing an increase of $14.2 million from the $73.0 million amount during the nine months ended June 30, 1996. This increase primarily reflects a $361.0 million increase in average interest-earning assets, coupled with a 22 basis point increase in the Bank's net interest margin from 3.69% in 1996 to 3.91% in 1997.

Non-Interest Income
-------------------

      Non-interest income amounted to $13.8 million for the nine months ended June 30, 1997, representing an increase of $3.7 million from the comparable prior year period. The $3.7 million increase in non-interest income reflects $.9 million more in banking service fee income, $.4 million more in fees from the sale of investment products, and $4.3 million more in other income which, however, were partially offset by a decrease of $2.0 million in net gains on the sale of mortgage loans and securities available for sale. The increase in other income reflects $4.5 million in interest received on a tax settlement with the Internal Revenue Service during the second fiscal quarter.

Non-Interest Expense
--------------------

      The general and administrative expense component of non-interest expense totaled $37.2 million, or 1.61% of average assets, for the nine months ended June 30, 1997, compared to $35.3 million, or 1.73% of average assets, for the nine months ended June 30, 1996. The $1.9 million increase in general and administrative expense reflects a $2.5 million increase in compensation and benefits and a $1.0 million increase in other expense which, however, were partially offset by a $.5 million decrease in advertising expense and a $1.1 million decrease in federal deposit insurance premiums. The increase in compensation and benefit expense was primarily attributable to the cost associated with stock appreciation rights as a result of the 65% increase in the price of the Company's stock during the current nine month period. The increase in other expense was primarily attributed to professional fees related to special projects. The $1.1 million decrease in federal deposit insurance premiums reflects the recapitalization of the Savings Association Insurance Fund (the "SAIF") of the FDIC during the prior fiscal year.

Income Tax Expense
------------------

      Income taxes increased $4.6 million to $25.6 million for an effective tax rate of 40.7% during the nine months ended June 30, 1997. Excluding the $.7 million received on the tax settlement with the Internal Revenue Service, the effective tax rate would have been 41.8% for the current nine month period versus an effective tax rate of 44.0% for the comparable prior year period. The reduction in the effective tax rate reflects tax planning strategies implemented during the current quarter.

H.    PROPOSED LEGISLATIVE MATTERS

      Legislation has been introduced in Congress that would eliminate the federal savings association charter. The legislation would require all federal savings associations convert to national banks or state-chartered institutions two years after enactment. Federal associations that fail to convert would automatically become national banks. Additionally, the OTS would be eliminated. The legislation provides for the merger of the Bank Insurance Fund and the SAIF as of January 1, 2000, or a date two years after enactment. A federal thrift could continue to engage in any activity in which it was lawfully engaged prior to converting to a national bank charter. A savings and loan holding company in existence on the date of enactment would become a bank holding company. Activities permitted for a savings and loan holding company would be grandfathered, but would be lost if a bank subsidiary is acquired or there is a change in control.

      No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.

I.    SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial data.

                                                         Three Months Ended       Nine Months Ended
                                                               June 30,                June 30,
                                                         -------------------     -------------------
                                                          1997        1996         1997       1996
                                                         --------   --------     --------    -------
                                                      (Dollars in Thousands, except per share amounts)
FINANCIAL RATIOS (1)
--------------------
Average Yield:
   First mortgage loans......................            8.31%        8.01%         8.23%        8.10%
   Other loans...............................            8.63         8.81          8.58         8.82
   Mortgage-backed securities................            6.97         6.71          6.84         6.67
   Debt and equity securities - taxable......            6.92         6.15          6.96         6.33
   Money market investments..................            N/A          5.21          5.21         5.38
   Trading account securities................            N/A          N/A           N/A          5.70
      All interest-earning assets............            7.83         7.61          7.76         7.65
Average cost:
   Deposits..................................            3.27         3.40          3.27         3.52
   Borrowed funds............................            5.34         5.49          5.26         5.74
      All interest-bearing liabilities.......            4.17         4.08          4.08         4.20
Net interest rate spread.....................            3.66         3.53          3.68         3.45
Net interest margin..........................            3.90         3.74          3.91         3.69
Average interest-earning assets to
  average interest-bearing liabilities.......          105.90       105.75        105.88       105.95
Return on average assets.....................            1.65         1.38          1.61         1.31
Return on average common equity..............           32.46        24.29         31.08        22.39
Efficiency ratio.............................           34.46        40.98         38.15        43.36
General and administrative expense
  to average assets..........................            1.46         1.68          1.61         1.73
Equity to asset ratio at June 30.............            5.08         5.43          5.08         5.43
Cumulative one year gap as a percent of
  total interest-earning assets at June 30...           -11.4%       -14.0%        -11.4%       -14.0%
SHARE INFORMATION (2):
---------------------
   Earnings per common share.................           $ .58        $ .41         $1.63        $1.10
   Weighted average number of common
     shares and equivalents outstanding......      22,647,308   23,716,482    22,976,368   24,147,648
   Number of shares outstanding at June 30...      21,591,247   22,983,716    21,591,247   22,983,716
   Book value per share at June 30...........           $7.73        $6.89         $7.73        $6.89
NET INTEREST POSITION:
---------------------
   Excess of average interest-earning assets
     over average interest-bearing liabilities    $   176,206  $   149,911  $    168,359  $   149,938
LOAN HIGHLIGHTS:
---------------
   Loan originations.........................     $   168,117  $   162,433  $    425,292  $   313,713
   Loan purchases............................     $     4,809  $    93,202  $     18,914  $   184,517
   Loan sales................................     $     9,091  $     7,020  $     36,221  $    42,196
   Loans serviced for others at June 30......     $   586,654  $   577,605  $    586,654  $   577,605
   Loan servicing fees.......................     $       415  $       446  $      1,289  $     1,287
ADJUSTABLE RATE ASSETS AT JUNE 30:
---------------------------------
   First mortgage loans and mortgage-backed
     securities..............................     $ 1,528,081  $ 1,365,384  $  1,528,081  $ 1,365,384
   Other loans, money market investments
     and debt and equity securities..........     $   223,555  $   246,816  $    223,555  $   246,816
   Total adjustable rate assets as a percent
     of total interest-earning assets........           54.52%       56.64%        54.52%       56.64%

--------------------
(1) Selected financial ratios were computed using daily average balances and annualized, where applicable.
(2) Share and per share information have been restated to fully reflect the 3-for-2 stock split effective January 23, 1997 and the 4-for-3 stock split effective July 24, 1997.
                                               26

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


                                           NEW YORK BANCORP INC.
                                                  (Registrant)


Date:  August 5, 1997                        By:     /s/ Michael A. McManus, Jr.
                                                --------------------------------
                                                         Michael A. McManus, Jr.
                                                         President and
                                                         Chief Executive Officer


Date:  August 5, 1997                        By:    /s/ Stan I. Cohen
                                                --------------------------------
                                                        Stan I. Cohen
                                                        Senior Vice President,
                                                        Controller and Secretary