Form 10-K405
period 1997-09-30
NEW YORK BANCORP INC
filed 1997-12-22
CIK 820068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   -----------
                                    FORM 10-K


 (Mark One)           Annual Report Pursuant to Section 13 or 15(d)
     [X]                    of the Securities Exchange Act of 1934
                          For the fiscal year ended September 30, 1997
                                                    ------------------
                                              OR
     [  ]         Transition Report Pursuant to Section 13 or 15(d) of the
                                Securities Exchange Act of 1934
                     For the transition period --------- from to---------

                         Commission file number 1-11684
                                                -------

                              NEW YORK BANCORP INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         11-2869250
----------------------------------                  ----------------
  (State or other jurisdiction of                  (I. R. S. Employer
  incorporation or organization)                   Identification No.)


241-02 Northern Boulevard, Douglaston, N. Y.                  11362
-----------------------------------------------               -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (718) 631-8100
                                                        ----------------

      Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on which Registered
------------------------------        ------------------------------------------
 Common Stock, $.01 par value                    New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                            --       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any
amendment to this Form 10-K.   X
                               --

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the New York Stock Exchange on December 1, 1997, was $581,840,564.

The number of shares outstanding of the registrant's Common Stock as of December 1, 1997 was 21,349,688.

Documents Incorporated by Reference
-----------------------------------
The following documents are incorporated by reference:

Portions of the Registrant's 1997 Annual Report to Shareholders for the Fiscal Year Ended September 30, 1997 - Part I, Part II.

Exhibit Index on Page 53.




                              NEW YORK BANCORP INC.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                          ----

                                                      PART I

Item  1.         Business............................................................................        3
Item  2.         Properties..........................................................................       42
Item  3.         Legal Proceedings...................................................................       43
Item  4.         Submission of Matters to a Vote of Security Holders.................................       43


                                                      PART II

Item  5.         Market for Registrant's Common Equity and Related
                   Stockholder Matters...............................................................       43
Item  6.         Selected Financial Data.............................................................       43
Item  7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............................................       43
Item  8.         Financial Statements and Supplementary Data.........................................       44
Item  9.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...............................................       44


                                                     PART III

Item 10.         Directors and Executive Officers of the Registrant..................................       44
Item 11.         Executive Compensation..............................................................       46
Item 12.         Security Ownership of Certain Beneficial Owners
                    and Management...................................................................       51
Item 13.         Certain Relationships and Related Transactions......................................       52


                                                      PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K......................................................................       52


                                     PART I


ITEM  1     - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

New York Bancorp Inc. ("New York Bancorp" or the "Company"), a Delaware business corporation, is a savings and loan holding company which, together with its subsidiary, Home Federal Savings Bank ("Home Federal" or the "Bank"), is headquartered in Douglaston, New York. The Company was organized at the direction of the Bank in connection with the Bank's conversion from mutual to stock form of organization. The conversion was completed on February 4, 1988. The primary activity of the Company at this time is its ownership of all of the outstanding capital stock of the Bank. At September 30, 1997, the Company had total assets of $3.2 billion, deposits of $1.7 billion and shareholders' equity of $169.1 million.

Home Federal was organized in 1935 as a federally chartered savings and loan association. In 1983, Home Federal changed its charter to a federal savings bank, and in February 1988 converted from a mutual to its current stock form of ownership. The Bank's business is primarily conducted in New York City, and Nassau, Suffolk and Westchester Counties. At September 30, 1997, the Bank maintained thirty-one full service branch offices located in Kings, Queens, Nassau, Richmond and Suffolk Counties, and seven loan production offices located in Kings, Queens, Nassau, Westchester, and Suffolk Counties.

In March 1992, New York Bancorp, through its subsidiary, the Bank, acquired $203.8 million in assets and assumed $52.6 million in liabilities of the former State Savings, FSB ("State Savings") from the Resolution Trust Corporation ("RTC"), as receiver of State Savings. In August and October 1992, New York Bancorp, through its subsidiary, the Bank, additionally acquired $273.9 million in assets and assumed $480.0 million in liabilities of the former Union Savings Bank ("Union Savings") from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver of Union Savings. On January 27, 1995, Hamilton Bancorp, Inc. ("Hamilton"), the parent company of Hamilton Federal Savings F. A. ("Hamilton Savings") with total assets of $810.6 million and shareholders' equity of $84.1 million, was merged with and into New York Bancorp. This later transaction has been accounted for as a pooling of interests, and, as a result, the financial results for the periods prior to the merger reported herein include the results of Hamilton.

On October 7, 1997, New York Bancorp signed a definitive merger agreement with North Fork Bancorporation, Inc. ("North Fork") whereby the Company will be merged with and into North Fork. Under the terms of the agreement, each share of common stock of the Company outstanding at the time of the merger will be converted into 1.19 shares of North Fork common stock. The transaction, which is expected to be completed during the first quarter of calendar year 1998, is subject to approval by the shareholders of both the Company and North Fork, the approval of the appropriate regulatory authorities, as well as the satisfaction of certain other conditions. The merger is expected to be accounted for as a pooling of interests.

Home Federal has been, and continues to be, a community bank offering a variety of deposit and lending services designed to meet the needs of the communities it serves. The Bank's deposit customer base is drawn primarily from Kings, Queens, Richmond, Nassau and Suffolk Counties, while its loan origination activity is conducted primarily in the five boroughs of New York City, Nassau, Suffolk and Westchester Counties, as well as some parts of Connecticut and New Jersey.

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

During the past few years, the Bank has instilled a sales culture within its thirty-one branches, creating a team of skilled employees who market the products offered to customers. New checking accounts were emphasized as a means of developing core banking relationships with new customers. Additionally, the Bank introduced new products such as the debit card and Savings Bank Life Insurance. Further, the Bank continued to sell annuity products at record levels, bringing fee income from such activity up to $1.8 million for fiscal year 1997. The Bank additionally maintains loan production offices throughout the branch system to provide better loan related services to present and new customers in the branch community. The Bank has also opened five full-service branches in supermarkets, and is presently planning to open six additional supermarket branches in fiscal year 1998.


NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------

LENDING ACTIVITIES
------------------

         GENERAL. A component of the Bank's overall interest rate risk strategy is to shorten the maturities and increase the interest rate sensitivity of its assets primarily through the origination and purchase of adjustable rate loans. With respect to fixed rate conventional mortgage loans, the Bank either sells such loans or retains them if (i) they have been funded with long-term borrowings or (ii) hedging techniques can be used to protect the Bank against interest rate risk. The loan products offered by Home Federal are affected by Federal and state laws, the supply of funds available for lending purposes, market forces, including the demand for loans, and competition.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the
         --------------------------
         composition of the Bank's total loan portfolio by dollar amount and percent of total portfolio as of the dates indicated.

                                                                At September 30,
                  ----------------------------------------------------------------------------------------------------------------
                          1997                   1996                  1995                   1994                   1993
                  --------------------   --------------------  ---------------------  ---------------------  ---------------------
                               Percent                Percent              Percent              Percent               Percent
                    Amount     of Total    Amount     of Total     Amount  of Total     Amount  of Total      Amount  of Total
                  --------     --------  --------     --------     ------  --------     ------  --------      ------  ------------
                                                             (Dollars in Thousands)


FIRST MORTGAGE LOANS(1):
  One-to four-
   family
   residential    $ 970,617   47.49 %     $  1,046,763   55.82%  $    927,529   54.86%  $  719,421  49.16%     $  716,913  50.40%
  Multifamily
   residential      365,324   17.87            171,099    9.12        101,065    5.98      101,063   6.90          95,070   6.68
  Commercial
   real estate      450,596   22.05            383,181   20.43        355,507   21.02      337,468  23.06         296,808  20.86
  Construction, net of
   loans in
   process            5,468     .27              4,369     .23          8,902     .52        4,966    .34             --      --
                  ---------   -----       ------------   -----      ---------   ------  ----------  -----      ----------  ------
    Total first
      mortgage
      loans       1,792,005   87.68          1,605,412   85.60      1,393,003   82.38    1,162,918  79.46       1,108,791  77.94
                              -----                      -----                  -----               -----                  -----
   Unamortized purchase
   accounting premiums,
   unearned purchase
   accounting discounts,
   unamortized premiums,
   unearned discounts,
   deferred loan fees
   and allowance for
   possible loan
   losses          (21,010)                    (19,366)               (22,828)              (28,036)              (29,831)
                 ---------                   ---------              ---------             ---------             ---------
    Net first mortgage
     loans....   1,770,995                   1,586,046              1,370,175             1,134,882             1,078,960
                 ---------                   ---------              ---------             ---------             ---------
OTHER LOANS:
  Consumer....      12,302      .60              9,227     .49          8,580     .51        13,067   .89          16,944   1.19
  Cooperative
   residential     113,628     5.56            123,034    6.56        141,902    8.39       150,520 10.29         163,431  11.49
  Home improvement     645      .03              1,035     .05          1,526     .09         9,637   .66           8,101    .57
  Guaranteed
   Student          45,674     2.23             51,151    2.73         56,673    3.35        54,693  3.74          55,180   3.88
  Commercial..      11,092      .54             12,351     .66         11,214     .66        15,336  1.05           7,085    .50
  Secured by
   deposits          7,056      .35              8,078     .43          7,917     .47         8,401   .57           7,411    .52
  Second mortgage    1,540      .08              2,211     .12          2,147     .13         2,605   .18           2,819    .20
  Home equity.      42,657     2.09             44,277    2.36         46,845    2.77        36,890  2.52          42,152   2.96
  Purchased auto
   leasing         17,178       .84             18,702    1.00         21,063    1.25         9,385   .64          10,665    .75
                ---------     -----          ---------   -----      ---------   -----     --------- -----        --------  -----
   Total other
   loans          251,772     12.32            270,066   14.40        297,867   17.62       300,534 20.54         313,788  22.06
                              -----                      -----                  -----               -----                  -----
   Unamortized purchase
   accounting premiums,
   unearned purchase
   accounting discounts,
   unamortized premiums,
   unearned discounts,
   deferred loan fees and
   allowance for
   possible loan
   losses          (2,351)                     (2,950)                (3,099)                (3,062)               (4,331)
                  -------                     -------                -------                -------               -------

 Net other loans  249,421                     267,116                294,768                297,472               309,457
                  -------                     -------                -------                -------               -------
  Total loans. $2,043,777   100.00%       $ 1,875,478   100.00% $  1,690,870   100.00% $  1,463,452 100.00%  $  1,422,579 100.00%
               ==========   =======       ============  ======= ============   ======  ============ ======   ============ =======
   Total net
     loans     $2,020,416                 $ 1,853,162           $  1,664,943            $ 1,432,354          $  1,388,417
               ==========                 ============          ============           ============          ============


(1)Of the amount in total first mortgage loans, $1,521,015, $1,324,063, $1,016,693, $760,951 and $695,371 represent adjustable rate mortgage loans at September 30, 1997, 1996, 1995, 1994 and 1993, respectively.

         ORIGINATION, PURCHASE AND SALE OF LOANS. Set forth below is a table
         ---------------------------------------
         showing the Bank's total loan origination, purchase, sale, amortization and repayment activities for the years indicated.

                                                                               Year ended September 30,
                                                                       1997              1996            1995
                                                                ---------------  ----------------   -------------
                                                                                   (In Thousands)

         FIRST MORTGAGE LOANS
           At beginning of year................................  $    1,605,412    $   1,393,003    $   1,162,918
           First mortgage loans originated.....................         491,461          371,670          332,253
           First mortgage loans purchased......................          15,217          199,785          100,314
           Securitization and transfer to mortgage-
            backed securities available for sale...............              --          (65,785)         (11,695)
           Transfer of loans to real estate owned..............          (2,569)          (3,692)          (3,879)
           First mortgage loans sold...........................         (43,634)         (74,455)         (37,942)
           Amortization, prepayments and other.................        (273,882)        (215,114)        (137,927)
           Hamilton's net activity for the
            quarter ended December 31, 1994(1).................              --               --          (11,039)
                                                                 --------------    -------------    -------------
           At end of year......................................  $    1,792,005    $   1,605,412    $   1,393,003
                                                                 ==============    =============    =============

         OTHER LOANS
           At beginning of year................................  $      270,066    $     297,867    $     300,534
           Other loans originated..............................          52,946           53,425           57,046
           Other loans purchased...............................           7,174            6,174           14,427
           Transfer of loans to real estate owned..............            (472)            (770)            (576)
           Other loans sold....................................          (2,447)          (3,017)          (1,499)
           Amortization, prepayments and other.................         (75,495)         (83,613)         (69,229)
           Hamilton's net activity for the
            quarter ended December 31, 1994(1).................              --               --           (2,836)
                                                                 --------------    -------------    -------------
           At end of year......................................  $      251,772    $     270,066    $     297,867
                                                                 ==============    =============    =============

         (1) Hamilton's net activity for the quarter ended December 31, 1994 reflects an adjustment to conform Hamilton's calendar-based year-end with that of the Company's.


         Total loan originations increased to $544.4 million in fiscal year 1997 compared to $425.1 million for fiscal year 1996, and $389.3 million for fiscal year 1995. The increase in loan originations in fiscal years 1997 and 1996 was primarily attributable to the development of a multifamily lending department in fiscal year 1996 which originated $213.3 million in such loans during its first full year in fiscal year 1997 and $80.0 million during fiscal year 1996. Loan purchases totaled $22.4 million for fiscal year 1997, compared to $206.0 million in fiscal year 1996 and $114.7 million in fiscal year 1995. The loan purchases in each of these fiscal years were primarily adjustable rate one-to-four family first mortgage loans.

         Loan sales were $46.1 million, $77.5 million and $39.4 million for the years ended September 30, 1997, 1996 and 1995, respectively. The level of loan sales is directly related to the origination level of fixed rate loans. It is the Company's policy to retain for portfolio adjustable rate first mortgage loans, while generally selling fixed rate first mortgage loans.

         LOAN MATURITY. The following table sets forth the estimated contractual
         -------------
         maturity of the Bank's loan portfolio, assuming no prepayments and excluding mortgage-backed securities.

                                                                At September 30, 1997
                         -------------------------------------------------------------------------------------------------
                                           First Mortgage Loans
                         -------------------------------------------------------
                              One-
                             to Four-
                             Family                                                   Cooperative   Consumer
                           Residential   Multifamily   Commercial   Construction      Residential   and Other        Total
                         -------------------------------------------------------------------------------------------------
                                                                  (In Thousands)

Amounts due:
  Within 1 year.........  $      2,023   $     6,002    $    11,399   $    4,950   $      403   $     3,149   $     27,926
  After 1 year(1):
    1 to 2 years........         1,045         1,070         11,353           --           56         8,335         21,859
    2 to 3 years........         2,364           432         11,905          518          234        11,288         26,741
    3 to 5 years........        19,063        16,850         35,367           --        1,026         7,501         79,807
    5 to 10 years.......        66,750        30,114        291,633           --        6,873        51,560        446,930
    10 to 15 years......        60,327       299,724         70,944           --       14,101        18,239        463,335
    Over 15 years.......       819,045        11,132         17,995           --       90,935        38,072        977,179
                          ------------   -----------    -----------   ----------   ----------   -----------   ------------
      Total after 1 year       968,594       359,322        439,197          518      113,225       134,995      2,015,851
                          ------------   -----------    -----------   ----------   ----------   -----------   ------------
        Total amounts due  $   970,617  $    365,324   $    450,596    $   5,468    $ 113,628   $   138,144      2,043,777
                          ============   ============   ===========   ==========   ==========   ===========
Add (subtract):
  Unearned purchase
   accounting discounts
   and premiums, net....                                                                                                 3
  Unearned discounts and
   premiums, net........                                                                                             2,260
  Deferred loan fees....                                                                                            (6,929)
  Allowance for possible
   loan losses..........                                                                                           (18,695)
                                                                                                              ------------
    Loans receivable, net                                                                                     $  2,020,416
                                                                                                              ============

(1) Of the $2,020,405 in loans due after one year, $1,652,804 are adjustable rate loans and $363,047 are fixed rate loans.

         ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE AND COOPERATIVE RESIDENTIAL
         -------------------------------------------------------------------
         LENDING. The Bank emphasizes the origination of conventional
         -------
         one-to-four family adjustable rate mortgage ("ARM") loans for retention in its own portfolio. At September 30, 1997, one-to-four family residential ARM loans outstanding, both originated and purchased by Home Federal, comprised $793.9 million, or 81.7%, of the total residential mortgage loan portfolio. The Bank's residential mortgage loan originations are concentrated in the Bank's market area. Most local residential loans are originated directly by the Bank. At September 30, 1997, the Bank offered one, three and five year ARM loans for a maximum term of 40 years with initial interest rates of 5.375%, 7.00% and 7.50%, respectively. The Bank, at September 30, 1997, similarly offered a fixed rate one-to-four family loan at 7.25% which amortizes in approximately 23 years based upon a biweekly payment structure. At September 30, 1997, the Bank offered conventional 10, 15 and 30 year fixed rate mortgages with interest rates of 6.75%, 6.75% and 7.25%, respectively, and a maximum loan amount equal to the applicable Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") maximum loan amounts. Additionally, the Bank offers convertible mortgage loans, which typically mature in 15 or 30 years. These loans begin with an adjustable interest rate and give the mortgagor an option to convert to a fixed interest rate during years two through five. At September 30, 1997, the Bank offered convertible mortgage loans with an initial interest rate of 5.625%. A 20% minimum downpayment is typically required on all residential mortgage loans. Any loan with less than a 20% downpayment is required to have private mortgage insurance.

         At September 30, 1997, the Bank had $113.6 million of loans secured by assignment of leases and shares on cooperative residential apartments, of which $88.4 million, or 77.8%, have adjustable rates. In recent years, the Bank has curtailed its cooperative lending as a result of the real estate market conditions for this type of lending.

         For one-to-four family residential mortgage and cooperative residential adjustable rate loans there is a lifetime adjustment cap not to exceed 6.00% above the initial offered rate. For most adjustable rate loans, the maximum rate change is 2.00% to 2.75% per adjustment. During the year ended September 30, 1997, the Bank originated $108.5 million of residential ARM loans, or 70.5%, of the total residential mortgage loan originations, which includes $8.8 million of cooperative residential adjustable rate loans during that period. During the same period, the Bank originated $45.5 million of fixed rate residential mortgage loans, or 29.5%, of the total residential mortgage loans originated during that period. A substantial portion of these fixed rate mortgage loans were sold into the secondary market.

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

         The Bank offers reverse annuity mortgages to qualified senior citizens on one family properties up to a total indebtedness of $350,000. These loans allow seniors the ability to supplement their income by borrowing against the equity in their home. The loans require a maximum loan-to-value ratio of 70% and a maximum term of fifteen years. As of September 30, 1997, the Bank's reverse annuity mortgage portfolio consisted of 26 loans with a total potential indebtedness of $5.7 million, of which $3.5 million is yet to be disbursed over the remaining term of these loans.

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

         MULTIFAMILY RESIDENTIAL LOANS. During fiscal year 1996, the Bank
         -----------------------------
         increased its origination of multifamily loans through the establishment of a separate department staffed by personnel experienced in the multifamily lending business. During fiscal year 1997, originations of multifamily loans amounted to $213.3 million, as compared to $80.0 million and $6.1 million in fiscal years 1996 and 1995, respectively. At September 30, 1997, the Bank had approximately $365.3 million, or 17.87% of the total loan portfolio invested in multifamily loans.

         Multifamily loans generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multifamily properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by originating such loans within market areas where it has knowledge and experience.

         Multifamily loans require a debt service coverage ratio of at least 120% and a loan to value ratio of no more than 70%. Generally, these loans are 5 year ARM loans with a term of 10 to 15 years and an amortization schedule of 25 years. Multifamily loans in excess of $1.5 million are approved by the Bank's Executive Committee of the Board of Directors.

         COMMERCIAL REAL ESTATE LOANS. Commercial real estate originations
         ----------------------------
         amounted to $128.0 million during fiscal year 1997, as compared to $75.5 million and $57.4 million for fiscal years 1996 and 1995, respectively. At September 30, 1997, the Bank had approximately $450.6 million, or 22.05% of the total loan portfolio invested in commercial real estate loans.

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

         The Bank's underwriting policies with respect to commercial real estate loans are designed to require that actual or anticipated cash flow will be more than sufficient to cover operating expenses and debt service payments. A detailed analysis of the project is undertaken by a lending officer. Furthermore, an independent analysis of the project is undertaken by the Bank's Credit Administration Department. Loan-to-value ratios on new commercial real estate loans made by the Bank generally do not exceed 65%, have personal guarantees from the individual borrowers, and have net income to debt service coverage ratios of at least 120%. All commercial real estate loans are appraised by an independent appraiser who must be approved by the Board of Directors. Commercial real estate loans in excess of $750,000 are approved by the Loan Review Committee of the Bank's Board of Directors. Home Federal requires that the borrower obtain title insurance and hazard insurance in the amount of the loan, naming the Bank as loss payee.

         CONSTRUCTION LOANS. At September 30, 1997 the Bank's construction loan
         ------------------
         portfolio consisted of 18 loans amounting to $17.5 million of which $12.0 million remains as undisbursed.

         Construction loans to individuals generally are made with floating interest rates with maturities not in excess of two years. Construction loans for developments and other projects generally are made with floating interest rates with maturities not to exceed three years. Progress disbursements are made on the basis of percentage of completion as determined by an independent construction consultant. In addition, the Bank conducts an analysis of the borrower's financial capability.

         OTHER LENDING. Federal regulations permit the Bank to engage in most
         -------------
         types of consumer lending. At September 30, 1997, the Bank's other loan portfolio, exclusive of cooperative residential loans discussed above, totaled $138.1 million and was comprised of $19.3 million of both secured and unsecured personal loans, $17.2 million in purchased automobile leases, $45.7 million in guaranteed student loans, $11.1 million in commercial business loans, $42.7 million in home equity loans and $2.2 million in home improvement and second mortgage loans. Such other loans, including cooperative residential loans, comprised 12.32% of the total loan portfolio.

         The Bank's other loans (with the exception of cooperative residential loans, guaranteed student loans, home equity loans and consumer home improvement loans) have maturities of not greater than five years. Consumer home improvement loans may have maturities of up to ten years and student loans have maturities which vary according to the student's tenure in school. Student loans are guaranteed by the New York State Higher Education Services Corporation and the yield to the Bank varies based upon a spread over U. S. Treasury Bills. Rates offered for personal and home improvement loans as of September 30, 1997 ranged from 9.25% to 13.25%. The Bank also offers home equity loans which permit borrowers to draw down funds over a ten-year period at a floating rate over prime, and are then amortized over a twenty-year schedule.

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

         LOAN PURCHASES. The Bank purchased $14.7 million of adjustable rate
         --------------
         first mortgage loans during the year ended September 30, 1997. The Bank also purchased $7.2 million of auto lease/loans during fiscal 1997.

         LOAN SERVICING. Mortgage servicing provides a relatively stable source
         --------------
         of fee income in that such income is a function of the size of the servicing portfolio and not the interest rate on the related loans. In addition to servicing fee income, which generally ranges from 0.25% to 0.50% per annum of outstanding principal balances, other fees such as late charges are collected. The Bank has also benefited from the generation of a relatively low cost source of funds from escrow deposits, and the use of principal and interest payments prior to remittance to investors. At September 30, 1997 and 1996, the Company was servicing first mortgage loans of approximately $579.8 million and $597.0 million, respectively, which are either partially or wholly owned by others. Loan servicing fees amounted to $1.7 million for each of the years ended September 30, 1997 and 1996.

         The Bank's risk at September 30, 1997 with respect to servicing loans for others is minimized due to the fact that loans serviced for others are without recourse to the originator/servicer. However, there are certain obligations the Bank has as servicer for the loans. To date, the Bank has not suffered significant losses from its mortgage servicing activities.

         DELINQUENCIES. The Bank conducts a regular review and follow-up of all
         -------------
         loan delinquencies. When a borrower fails to make a scheduled payment on a loan, the Bank takes steps to have the borrower cure the delinquency. Most loan delinquencies are cured within 90 days and no legal action is required. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank will initiate measures to enforce its remedies resulting from the default, including, in the case of mortgage loans, commencing foreclosure action, or in the case of other secured loans, repossessing the collateral. In certain cases, the Bank will also consider accepting from the mortgagor a voluntary deed to the mortgaged premises in lieu of foreclosure. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "Real Estate Owned." In the case of unsecured installment loans, the Bank either commences legal action to collect the balances or negotiates a "work-out" payment schedule over a period which may exceed the original term of the loan. In certain instances the Bank will restructure loans to assist borrowers in meeting their obligations.

         It is the Bank's policy to discontinue the accrual of interest when a mortgage loan, cooperative residential loan, or home equity loan exceeds 90 days delinquent, and in some cases, before reaching 90 days delinquent. At September 30, 1997, the Bank's ratio of nonaccrual loans to total loans was .86%. Interest previously recognized as a receivable on past due loans is charged to the allowance for loan losses when in the opinion of management such interest is deemed to be uncollectible.

         Additionally, at September 30, 1997, 1996, 1995, 1994 and 1993 the Bank had $4.7 million, $4.4 million, $5.0 million, $4.0 million and $3.3 million, respectively, of consumer and other loans which are past due 90 days and still accruing interest at the dates indicated. Of the $4.7 million at September 30, 1997, $3.6 million represents loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation. The following tables set forth certain information regarding nonaccrual loans, real estate owned and restructured loans. (See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1997 Annual Report to Shareholders, portions of which are attached as
         Exhibit 13, for a discussion on the interest that would have been earned on nonaccrual loans and the decrease in nonaccrual loans.)

                                                                      At September 30,
                                            --------------------------------------------------------------------
                                              1997            1996           1995           1994            1993
                                            ---------       ---------      ---------      ---------       ------
                                                                      (Dollars in Thousands)

         Loans accounted for on a
          nonaccrual basis.............     $   17,539      $  25,552      $  30,372      $  36,533       $ 38,808
                                            ==========      =========      =========      =========       ========

         Real estate owned, net........     $    1,363      $   3,197      $   1,967      $   5,919       $  6,609
                                            ==========      =========      =========      =========       ========

         Restructured loans............     $    5,015      $   5,818      $   9,104      $   9,481       $  6,237
                                            ==========      =========      =========      =========       ========



Summary of Loan Loss Experience
-------------------------------
                                                                           As of and
                                                                  For the Year Ended September 30,
                                            --------------------------------------------------------------------
                                              1997            1996           1995           1994            1993
                                            ---------       ---------      ---------      ---------       ------
                                                                     (Dollars in Thousands)

Allowance for possible loan
 losses, beginning of year.............     $  19,386       $  21,272      $  25,705      $  26,828       $ 19,455

Charge-offs:
  Commercial real estate...............          (698)           (974)        (2,889)          (879)          (682)
  Multifamily residential..............            --              --           (546)          (853)            --
  Residential real estate..............        (1,114)           (730)        (1,422)        (1,572)        (1,586)
  Other loans..........................        (1,148)         (1,441)        (1,442)          (901)        (1,731)
                                            ---------       ---------      ---------      ---------       --------
    Total charge-offs..................        (2,960)         (3,145)        (6,299)        (4,205)        (3,999)
                                            ---------       ---------      ---------      ---------       --------
  Less:  Recoveries
    Commercial real estate.............            71              --             --            349            220
    Residential real estate............            27              --              4             47             41
    Other loans........................            71              59             75             36            122
                                            ---------       ---------      ---------      ---------       --------
      Total recoveries.................           169              59             79            432            383
                                            ---------       ---------      ---------      ---------       --------
Net charge-offs........................        (2,791)         (3,086)        (6,220)        (3,773)        (3,616)
Addition to allowance in connection
 with the acquisition of Union Savings.            --              --             --             --          6,289
Hamilton's net activity for the quarter
 ended December 31, 1994...............            --              --             87             --             --
Addition to allowance charged to
 expense...............................         2,100           1,200          1,700          2,650          4,700
                                            ---------       ---------      ---------      ---------       --------
Allowance at end of year...............     $  18,695       $  19,386      $  21,272      $  25,705       $ 26,828
                                            =========       =========      =========      =========       ========

Asset Quality Ratios
--------------------
Net charge-offs to average loans
 outstanding during the period.........           .14%           .18%            .40%           .27%           .25%
Allowance for possible loan
 losses to total loans.................           .92%          1.03%           1.26%          1.76%          1.89%
Allowance for possible loan
 losses to nonaccrual loans............        106.59%         75.87%          70.04%         70.36%         69.13%
Nonaccrual loans to total loans........           .86%          1.36%           1.80%          2.50%          2.73%
Total loans............................  $  2,043,777    $  1,875,478   $  1,690,870   $  1,463,452   $  1,422,579
Average loans(1).......................  $  1,959,717    $  1,752,878   $  1,560,706   $  1,411,067   $  1,425,134
Total assets...........................  $  3,244,200    $  2,940,907   $  2,731,592   $  2,583,982   $  2,250,605

(1) Nonaccruing loans have been included in the average loan amounts.

         The allowance for possible loan losses is established and maintained through provisions for possible loan losses charged to expense. During the year ended September 30, 1993, the Bank also had additions to its allowance for possible loan losses resulting from its acquisition of Union Savings. Loans are charged-off against the allowance for possible loan losses when management believes the collectibility of the full principal balance is unlikely ("Charge-offs"). As part of the Bank's determination of the adequacy of the allowance for loan losses, the Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance for possible loan losses at September 30, 1997 is sufficient to cover anticipated losses inherent in the loan portfolios. (See notes 1 (E) and 9 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders, portions of which are attached as Exhibit 13.)

         At September 30, 1997, 1996, 1995, 1994 and 1993 the allowance for possible loan losses was allocated as follows:


                                                                 At September 30,
         ------------------------------------------------------------------------------------------------------------
                     1997                  1996                   1995                  1994                   1993
         --------------------  ---------------------  --------------------  --------------------   ------------------
                    Percent of            Percent of            Percent of             Percent of            Percent of
                     Loans in              Loans in              Loans in               Loans in              Loans in
                     Category              Category              Category               Category              Category
                     to Total              to Total              to Total               to Total              to Total
        Allowance     Loans    Allowance    Loans    Allowance     Loans   Allowance     Loans    Allowance     Loans
        ---------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)


Construction
 loans.   $     30      .27%   $      20      .23%   $      39      .52%    $      25      .34%   $      --      . --%
Commercial
 loans.        113      .54          122      .66           92      .66            71     1.05           61      .50
Multifamily
 residential
 loans.      2,008    17.87        1,008     9.12          505     5.98         1,051     6.90        1,328     6.68
Commercial
 real estate
 loans.      7,653    22.05        7,192    20.43        8,057    21.02        10,627    23.06       12,035    20.86
Residential
 and other
 loans.      2,698    59.27        4,426    69.56        4,037    71.82         6,270    68.65        6,513    71.96
Unallocated  6,193      . --       6,618      . --       8,542      . --        7,661      . --       6,891      . --
           -------    ------     --------  ------      -------    ------      -------    ------     -------   ------
  Total    $18,695    100.00%    $19,386   100.00%     $21,272    100.00%     $25,705   100.00%     $26,828   100.00%
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

         MORTGAGE-BACKED SECURITIES. Home Federal invests a portion of its
         --------------------------
         assets in mortgage-backed securities. Home Federal considers its investment in mortgage-backed securities as a separate investment category from mortgage loans because of the liquidity characteristics of these instruments. At September 30, 1997, the Bank's portfolios of mortgage-backed securities totaled $978.9 million, or 30.2% of total assets. Approximately 6.1% of this portfolio includes mortgage-backed securities with underlying loans which are guaranteed by either the FHLMC, Government National Mortgage Association ("GNMA") or FNMA. The remainder of the portfolio consists of Real Estate Mortgage Investment Conduit ("REMIC"), Collateralized Mortgage Obligation ("CMO") and private-issue pass-through mortgage-backed securities virtually all of which are rated no less than AAA by nationally recognized rating services. Management anticipates the full collection of principal balances and contractual interest amounts on these securities over their lives, as none of these securities are considered to be residual interests.

         Included in the Bank's mortgage-backed securities portfolio at September 30, 1997 are REMIC and CMO securities with a principal balance of $892.7 million. This portfolio has an average estimated life of 4.3 years at September 30, 1997. Changes in interest rates and underlying collateral values can affect the average life of the REMIC and CMO securities. Assuming an immediate and parallel shift in the yield curve of 300 basis points from the rate environment at September 30, 1997, it is estimated that the average life of this portfolio would be extended to 5.9 years. Credit enhancement for the Bank's REMIC, CMO and private-issue pass-through securities are provided in several structures available for these types of securities which provide for payment to "classes" within the security on a preferential basis. The Bank purchases securities with ownership interests in the higher, or preferred, classes. At September 30, 1997 the Bank's REMIC and CMO portfolio consisted of 32.6% in Sequential Payment Securities, 26.7% in Targeted Amortization Securities, 16.9% in Scheduled Payment Securities, and 23.8% in other Securities. Sequential Payment Securities are securities in which principal payments are remitted to a class until that class is paid to zero. Targeted Amortization and Scheduled Payment Securities are securities in which principal is repaid on a predetermined schedule using a stated prepayment assumption, with preference given to higher classes. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and notes 6 and 7 to the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders, portions of which are attached as Exhibit 13.)

         The following table sets forth the composition of the Bank's mortgage-backed securities held to maturity portfolio as of the dates indicated:

                                                                                  September 30,
                                                              -----------------------------------------------
                                                                  1997                1996               1995
                                                              ------------        -------------      --------
                                                                                 (In Thousands)
          CARRYING VALUES:
           FHLMC(1)........................................   $      3,257        $      14,595      $      21,461
           FNMA(2).........................................          5,127                6,075             34,148
           GNMA............................................          1,141                1,423                 --
           Private-issue pass-through......................             48                1,258                 --
           REMIC and CMO(3)................................        633,979              525,823            604,722
                                                              ------------        -------------      -------------
             Total mortgage-backed securities
              held to maturity(4)..........................        643,552              549,174            660,331
           Add:  Unamortized premiums......................          1,836                2,733              6,519
           Less:  Unearned discounts.......................         (1,141)              (1,090)            (2,124)
                                                              ------------        -------------      -------------
             Total carrying value..........................   $    644,247        $     550,817      $     664,726
                                                              ============        =============      =============

         ESTIMATED MARKET VALUE............................   $    636,142        $     534,602      $     637,503
                                                              ============        =============      =============

        (1)  Includes  $3,257,000,  $3,816,000 and $4,736,000 of adjustable rate securities at September 30, 1997, 1996 and 1995, respectively.
        (2)  Includes  $5,127,000,  $6,075,000 and $8,370,000 of adjustable rate securities at September 30, 1997, 1996 and 1995, respectively.
        (3)  Includes $4,111,000 of adjustable rate securities at September
             30, 1995.
        (4) Includes $10,803,000 and $41,897,000 of pools with underlying loans having five and seven year balloon maturities, at September 30, 1996 and 1995, respectively (none at September 30, 1997).

         The following table sets forth the composition of the Bank's mortgage-backed securities available for sale portfolio as of the dates indicated:

                                                                                     September 30,
                                                              -----------------------------------------------
                                                                  1997                1996               1995
                                                              ------------        -------------      --------
                                                                                 (In Thousands)

          CARRYING VALUES:
           FHLMC...........................................   $     28,950        $      61,125      $      74,344
           FNMA............................................         13,645               48,583             36,831
           GNMA............................................          6,481                7,596             10,854
           REMIC and CMO ..................................        258,751              139,146             56,199
           Private-issue pass-through......................         23,555               25,833             30,295
                                                              ------------        -------------      -------------
             Total mortgage-backed securities
              available for sale...........................        331,382(1)           282,283            208,523
           Add:  Unamortized premiums......................          1,839                1,836              1,091
           Less: Unearned discounts........................         (1,386)              (4,167)            (3,818)
           Add:  Unrealized appreciation
                     on securities available for sale......          2,806                  477                998
                                                              ------------        -------------      -------------
             Total carrying and
              estimated market value.......................   $    334,641        $     280,429      $     206,794
                                                              ============        =============      =============

         (1) Of the $331,382,000 in mortgage-backed securities available for sale at September 30,1997, $8,415,000 represents pools with underlying loans having five and seven year balloon maturities.

         The following table sets forth, by issuer, the aggregate amortized cost and estimated fair value of the Company's REMIC, CMO and private-issue pass-through mortgage-backed securities portfolio, both held to maturity and available for sale, that at September 30, 1997 exceeded 10% of stockholders' equity.

                                                                                 Amortized          Estimated
                                                                                    Cost            Fair Value
                                                                                 ---------          ----------
                                                                                         (In Thousands)

         Federal National Mortgage Association................................  $      200,085     $     199,270
         GE Capital Mortgage Services, Inc....................................         127,458           126,742
         Prudential Home Mortgage Securities Company, Inc.....................          80,647            79,291
         Residential Funding Mortgage Securities I, Inc., ....................          80,136            79,912
         Chase Mortgage Finance Corporation...................................          78,187            76,703
         Countrywide Funding Corporation......................................          54,569            55,247
         PNC Mortgage Securities Corporation..................................          47,402            47,430
         Federal Home Loan Mortgage Corporation...............................          46,963            46,852
         Housing Securities, Inc..............................................          41,629            41,112
         Securitiezed Asset Sales, Inc........................................          40,321            40,393
         Bear Stearns Mortgage Securities, Inc................................          39,900            38,345
         Citicorp Mortgage Securities, Inc....................................          18,757            18,557
         Saxon Mortgage Securities Corporation................................          17,126            17,428


         MONEY MARKET INVESTMENTS AND DEBT AND EQUITY SECURITIES. The Bank's
         -------------------------------------------------------
         investment policy, which is established by its Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability policies, investment quality and marketability standards, liquidity needs and performance objectives.

         At September 30, 1997, the Company had $107.1 million in debt and equity securities available for sale and $.6 million in debt securities held to maturity, representing 3.3% of total assets, in the aggregate. It is the Company's policy to purchase only issues rated investment grade. An "A" rating, as assigned by several generally recognized independent rating agencies, is the third highest of the four rating grades which are considered to be "investment grade" by the rating agencies and by most financial institutions. "Baa" is the fourth highest rating. At September 30, 1997, 100% of such issues owned by the Company were considered to be investment grade by the rating agencies. (See notes 4, and 5 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders, portions of which are attached as Exhibit 13.)

         The following table sets forth certain information regarding the Company's investment portfolio at the dates indicated:

                                                                                       September 30,
                                                                ----------------------------------------------
                                                                    1997               1996               1995
                                                                ------------       ------------       --------
                                                                              (Dollars In Thousands)

         DEBT SECURITIES HELD TO MATURITY:
           Agency obligations................................. $         --       $         --       $     20,000
           Corporate notes ...................................           593                643             1,179
                                                                ------------       ------------       ------------
             Total debt securities held to
              maturity.........................................          593                643             21,179
                                                                ------------       ------------       ------------

         DEBT AND EQUITY SECURITIES AVAILABLE FOR SALE:
           U. S. Government and agency obligations.............      106,244            131,245             41,740
           Common stocks ......................................           --              5,326              4,082
           Stock in FNMA.......................................            2                  2                  2
           Other...............................................        1,143              1,028                 --
                                                                ------------       ------------       ------------
             Total debt and equity securities
              available for sale...............................      107,389            137,601             45,824
           Unrealized appreciation (depreciation)
            on securities available for sale...................         (239)            (1,468)               449
                                                                ------------       ------------       ------------
             Net debt and equity securities
              available for sale...............................      107,150            136,133             46,273
                                                                ------------       ------------       ------------

         FEDERAL HOME LOAN BANK STOCK..........................       54,119             27,938             20,288
                                                                ------------       ------------       ------------

         MONEY MARKET INVESTMENTS:
           Securities purchased under resale
            agreements.........................................           --             10,700              8,400
           FHLB overnight deposits.............................           --                 --              4,997
           Federal funds sold..................................           --                 --                500
           Other...............................................           --                 --                 18
                                                                ------------       ------------       ------------
             Total money market investments....................           --             10,700             13,915
                                                                ------------       ------------       ------------
         TOTAL INVESTMENT PORTFOLIO............................ $    161,862       $    175,414       $    101,655
                                                                ============       ============       ============
         AVERAGE LIFE, IN YEARS, OF TOTAL INVESTMENT
          PORTFOLIO, EXCLUDING EQUITY SECURITIES...............         2.5                 6.6                3.6
                                                                        ===                 ===                ===

         The table below sets forth certain information regarding the carrying and market values, average yields and maturities of the Bank's investment in debt securities.

                                                           At September 30, 1997
         -------------------------------------------------------------------------------------------------------------------

              One  Year           1 to                5 to             More than
               or Less          5 Years            10 Years             10 Years         Total Debt and Equity Securities
         -----------------   -----------------  -----------------   -----------------  -------------------------------------
                                                                                       Average
         Carrying  Average   Carrying Average   Carrying  Average   Carrying Average      Life   Carrying   Market   Average
          Value    Yield     Value    Yield      Value    Yield     Value    Yield     in Years   Value     Value    Yield
         --------  --------  -------  --------  --------  --------  -------  --------  --------  --------  --------  -----
                                                        (Dollars in Thousands)
Agency
 obligations
 and other  $40,570  5.84 %  $  66,524    6.34%   $     --    . -- %   $--       .--%     2.5     $107,094  $107,094   6.13%
            =======  ======  =========    =====   ========   =======   =======  =====    ====    ========= =========   =====
Corporate
 notes...   $    --   .-- %  $      --     .--%   $     --    . -- %   $593     5.97%     8.2     $    593     $ 609   5.97%
            =======  ======  =========    =====   ========   =======   =======  =====    ====     ======== =========   =====

SUBSIDIARIES OF THE BANK
------------------------

The Bank has one wholly owned subsidiary, Home Fed Realty Corporation, which is included in the consolidated financial statements. This subsidiary operates as a real estate investment trust. The Bank additionally has seven wholly owned unconsolidated subsidiaries, three of which are inactive. At September 30, 1997, the Bank's aggregate investment in these subsidiaries amounted to $368,000. Of the active subsidiaries, one subsidiary, Alameda Advantage Corp. ("AAC"), is a limited partner in the partnership which owns the property used for the Bank's executive and administrative offices. Two of the subsidiaries, Home Fed Services, Inc. and HF Investors, Inc., were primarily established to offer annuities through the Bank's branch system. Another subsidiary, Home Fed Funding Corp., operates as a mortgage broker for the purpose of obtaining, for the Bank, loan applications outside of New York State.


SOURCES OF FUNDS
----------------

The Bank's lending and investment activities are predominately funded by deposits, Federal Home Loan Bank of New York ("FHLB-NY") advances, reverse repurchase agreements with primary government securities dealers or the FHLB-NY, scheduled amortization and prepayments of its loan and investment portfolio, and funds provided by operations. Although not viewed as a primary source of funds, the Bank will, from time to time, sell certain of the Bank's mortgages and securities which have been designated as available for sale. The primary purpose of these sales has been to reduce the Bank's interest rate risk position. Further, the Bank utilizes subordinated capital notes as an additional source of funds.

         DEPOSITS. Home Federal has a number of programs designed to attract
         --------
         both short-term and long-term savings from the general public by providing a wide assortment of accounts bearing interest rates consistent with federal regulations and market conditions. Included among these programs are savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA"), fixed rate and variable rate Individual Retirement and Keogh Accounts, fixed rate and variable rate certificates of deposit, and non-interest bearing demand accounts. Additionally, included in deposits at September 30, 1997 is $2.3 million of MarketSmart CD deposit liabilities, which enable depositors to earn an annual percentage yield based on the changes in the Standard & Poor's ("S&P") 500 Composite Stock Price Index during each of the 5 year terms of the CD. The Bank utilizes stock indexed call options to hedge the risks associated with this product. The Bank ceased offering the MarketSmart CDs during fiscal year 1995 due to its inability to purchase such small quantities of stock indexed call options.

         Savings accounts (passbook or statement), which accounted for approximately 40.65% of the Bank's total deposits at September 30, 1997, earned interest as of that date at an annual rate of 2.42% with an effective annual yield of 2.45%. Interest on savings accounts is compounded daily and credited monthly. A savings account must have a balance of at least $200 to earn interest. At September 30, 1997, approximately 39.05% of all deposits were in certificate accounts with original maturities ranging from three months to seven years. Interest on certificate accounts of six months or less is based on simple interest and credited monthly. Interest on all other certificate accounts is compounded daily and credited quarterly. At September 30, 1997, approximately 8.86% of all deposits were in MMDAs which bear a fluctuating rate of interest that is reviewed regularly by the Bank. Additionally, NOW accounts represented 8.90% of the Bank's total deposits at September 30, 1997. Interest on NOW accounts is compounded daily and credited monthly. Non-interest bearing demand accounts represented 2.54% of the Bank's total deposits at September 30, 1997.

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates, excluding the effect of interest rate floors, interest rate collars, and interest rate swaps:

                                                                        At September 30,
                                               ---------------------------------------------------------------------

                                September 30,             1997                      1996                     1995
                                               ----------------------   ----------------------   ------------------
                                    1997
                                  Weighted
                                   Average                   Percent                  Percent                 Percent
                                   Nominal                      of                       of                      of
                                     Rate          Amount    Deposits      Amount    Deposits      Amount    Deposits
                                  --------      ---------    --------    --------------------    ---------- ---------
                                                                        (Dollars in Thousands)

         Non-interest bearing
          demand accounts.......      . --%    $      42,808    2.54%   $     37,013    2.16%   $     32,821    1.88%
         NOW accounts...........     1.00            150,010     8.90        130,831    7.63         116,726    6.67
         Variable rate money
          market deposit
          accounts..............     3.13            149,200     8.86        133,528    7.78         102,937    5.89
         Passbook savings and
          club accounts.........     2.42            684,667    40.65        716,827   41.77         751,374   42.96
                                     ----      -------------  -------   ------------  ------    ------------ -------
                                     2.21          1,026,685    60.95      1,018,199   59.34       1,003,858   57.40
                                     ----      -------------  -------   ------------  ------    ------------ -------
         Certificate accounts:
           With original
            maturities of:
              3 months..........     3.99             15,626     .93          19,382    1.13          15,516     .89
              6 months..........     4.06             58,863     3.50         83,943    4.89          98,674    5.64
              7 months..........     4.67             19,576     1.16         17,967    1.05          37,848    2.16
             12 months..........     4.47             88,773     5.27        140,815    8.21         191,469   10.95
             13 months..........     4.91             55,604     3.30         93,965    5.47          84,778    4.85
             18 months..........     5.30             61,347     3.64         30,461    1.78           8,387     .48
             30 months..........     5.60             39,797     2.36         34,784    2.03          46,807    2.68
             36 months..........     6.09             23,003     1.37         25,049    1.46          26,762    1.53
             48 months..........     5.71              7,242      .43          6,396     .37           6,404     .37
             60 months..........     6.34            148,925     8.84        161,180    9.39         173,716    9.93
             Other..............     5.12            138,978     8.25         83,818    4.88          54,655    3.12
                                    -----      -------------  -------   ------------  ------    ------------ -------
                                     5.24            657,734    39.05        697,760   40.66         745,016   42.60
                                    -----      -------------  -------   ------------  ------    ------------ -------
           Total deposits.......     3.40%     $   1,684,419  100.00%   $  1,715,959  100.00%   $  1,748,874  100.00%
                                    =====      =============  ======    ============ =======    ============ =======


         The following table presents the deposit activity of the Bank for the years indicated:

                                                                                      September 30,
                                                              ----------------------------------------------------
                                                                   1997               1996               1995
                                                              ---------------    --------------     --------------
                                                                                 (In Thousands)

         Deposits...........................................  $     3,350,432    $     2,847,234    $    2,909,582
         Withdrawals........................................       (3,440,705)        (2,943,187)       (3,011,924)
                                                              ---------------    ---------------    --------------

         Withdrawals in excess of deposits..................          (90,273)           (95,953)         (102,342)
         Interest credited..................................           58,733             63,038            67,670
         Hamilton's net activity for the
          quarter ended December 31, 1994...................               --                 --            (7,968)
                                                              ---------------    ---------------    --------------
         Net increase (decrease) in deposits................  $       (31,540)   $       (32,915)   $      (42,640)
                                                              ===============    ===============    ==============


         The following table presents the weighted average nominal interest rates (excluding the effect of related interest rate swaps, interest rate collars and interest rate floors) on certificate accounts outstanding at September 30, 1997 by periods of maturity.

                                           Weighted
                              Percent of   Average                                 Remaining maturity
                                                    -------------------------------------------------------------
                               Total       Nominal  6 months   6 months      1 year       3 years      5 years
Quarter Ended         Amount  Certificates Rate     or less   to 1 year      to 3 years   to 5 years  to 10 years
-------------         ------  ------------ -------- --------  ---------      ----------   ----------  -----------
                                                     (Dollars in Thousands)

December 31, 1997  $150,044    22.81%     4.68%     $150,044
March 31, 1998.     126,412    19.22      4.98       126,412
June 30, 1998..     116,916    17.78      5.09                $  116,916
September 30, 1998   80,592    12.25      5.27                    80,592
December 31, 1998    28,829     4.38      5.24                             $  28,829
March 31, 1999.      14,379     2.19      5.34                                14,379
June 30, 1999..      27,183     4.13      5.95                                27,183
September 30, 1999   21,915     3.33      5.69                                21,915
December 31, 1999    15,544     2.36      6.19                                15,544
March 31, 2000.      22,031     3.35      6.87                                22,031
June 30, 2000..      18,448     2.80      6.81                                18,448
September 30, 2000    5,231      .80      5.74                                 5,231
December 31, 2000     3,528      .54      5.71                                            $3,528
March 31,2001..       2,201      .33      5.20                                             2,201
June 30, 2001..       4,373      .67      5.85                                             4,373
September 30, 2001    2,781      .42      5.64                                             2,781
December 31, 2001     2,357      .36      5.55                                             2,357
March 31, 2002.       2,388      .36      6.22                                             2,388
June 30, 2002..       6,919     1.05      6.22                                             6,919
September 30, 2002    4,514      .69      6.07                                             4,514
December 31, 2002       956      .15      5.90                                                      $    956
June 30,  2003.         193      .03      6.77                                                           193
                 ----------  -------     ------    ----------  ----------   ---------  ----------  ----------
                 $  657,734   100.00%     5.24%   $  276,456  $  197,508   $ 153,560  $   29,061  $    1,149
                 ==========  =======     ======    ==========  ==========   =========  ==========  ==========


         Historically, most of the Bank's certificates of deposit accounts renew upon maturity. Consequently, and given the sources of funds available to the Bank, the short-term nature of the maturity for certificate of deposit accounts should not have a material adverse effect on the Company's operations or liquidity.

         At September 30, 1997, the Bank had outstanding certificate accounts in amounts of $100,000 or more maturing as follows:

                                     Quarter Ended                     Amount
                                     -------------                     ------
                                                                (In Thousands)

                      December 31, 1997.......................     $    20,563
                      March 31, 1998..........................          21,436
                      June 30, 1998...........................          20,828
                      September 30, 1998......................          12,038
                      December 31, 1998.......................           4,797
                      March 31, 1999..........................           4,649
                      June 30, 1999...........................          10,680
                      September 30, 1999......................           8,435
                      December 31, 1999.......................           7,007
                      March 31, 2000..........................          10,692
                      June 30, 1999...........................          10,613
                      September 30, 2000......................           2,043
                      December 31, 2000.......................           1,414
                      March 31, 2001..........................           1,310
                      June 30, 2001...........................           2,608
                      September 30, 2001......................           1,070
                      December 31, 2001.......................             654
                      March 3l, 2002..........................             600
                      June 30, 2002...........................           2,188
                      September 30, 2002......................           1,735
                      December 3l, 2002.......................             507
                      June 30, 2003...........................             113
                                                                  ------------
                                                                  $    145,980
                                                                  ============

         BORROWED FUNDS. Although deposits are the Bank's primary source of
         --------------
         funds, the Bank's policy has been to utilize borrowed funds when they are a less costly source of funds or can be invested at a positive interest rate spread. These borrowings are generally short-term or variable rate and, therefore, present greater interest rate and liquidity risk to the Bank. The Bank attempts to manage this risk and utilizes off-balance sheet financial instruments to a limited extent to manage its risks. The Bank will enter into longer term borrowings when they can be matched with assets with similar duration.

         Home Federal obtains advances from the FHLB-NY upon the security of its residential mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         Home Federal also employs repurchase agreements as a means of borrowing funds. It is the Bank's policy to enter into these agreements only with primary government dealers or the FHLB-NY.

         At September 30, 1997, the Bank had outstanding $740.3 million of fixed rate reverse repurchase agreements with a weighted average interest rate of 5.73% and a weighted average remaining maturity of seventeen months. The Bank may substitute collateral in the form of U. S. Treasury, mortgage-backed certificates, or agency obligations. At September 30, 1997, the borrowings were collateralized by FNMA, FHLMC, REMIC, non-agency pass-through certificates and agency obligations having a carrying value of approximately $773.7 million and a market value of approximately $766.6 million.

         At September 30, 1997, the Bank had outstanding a $100.0 million variable rate reverse repurchase agreement with an interest rate of 5.59% and remaining maturity of four months. The Bank may substitute collateral in the form of U. S. Treasury, GNMA, FNMA, FHLMC, REMIC, CMO or non-agency pass-through certificates rated no less than AA. At September 30, 1997, the borrowings were collateralized by REMIC and non-agency pass-through certificates having a carrying value of approximately $105.7 million and a market value of approximately $105.0 million.

         On November 18, 1988, the Bank issued $25.0 million in 10.95% (Series A Notes) and $5.0 million in 10.52% (Series B Notes) subordinated capital notes (collectively as the "Notes"). During the years ended September 30, 1991 and 1990, the Bank repaid $6.0 million and $5.0 million, respectively, of its Series A Notes at prices substantially equal to its carrying value. Interest on the Notes is payable in semiannual installments. The remaining principal on the Series A Notes and Series B Notes is payable in annual installments of $2.8 million and $1.0 million, respectively. As of September 30, 1997, the Bank had $7.6 million of the Notes outstanding, which are fully subordinated to savings deposit accounts and other general liabilities of the Bank. Further, at September 30, 1997, $.5 million of the Notes qualified as supplemental capital for purposes of meeting the regulatory risk-based capital requirements. The Notes are redeemable in whole or in part, with a prepayment premium, at the option of the Bank, subject to regulatory approval, at any time. Deferred issuance costs are being amortized over the period to maturity of the Notes.

         On February 3, 1989 the Bank established a Mortgage-Backed Medium-Term Note, Series A (the "Medium-Term Notes") program. The Medium-Term Notes can be issued from time to time in designated principal amounts, up to a total remaining aggregate amount of $180.0 million, with interest rates to be established at the time of issuance, and with maturities to be set ranging from nine months to fifteen years from the date of issuance. No amounts were outstanding under this program at September 30, 1997.

         The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                                       At September 30,
                                                                           ----------------------------------------
                                                                           1997            1996           1995
                                                                       -------------   --------------  ------------
                                                                                       (In Thousands)


        Notes payable--fixed rate advances from the FHLB-NY:
          4.13% to 8.45%, due in 1996................................  $          --   $          --  $      22,375
          8.10%, due in 1997.........................................             --             375            375
          5.68% to 5.71%, due in 1998................................        155,000              --             --
                                                                       -------------   -------------  -------------
                                                                             155,000             375         22,750
                                                                       -------------   -------------  -------------
         Notes payable--variable rate advances from the FHLB-NY:
          5.88% to 6.63%, due in 1996................................             --              --        363,000
          5.37% to 5.99%, due in 1997................................             --         542,000         20,000
          5.63% to 6.63%, due in 1998................................        249,500              --             --
                                                                       -------------   -------------  -------------
                                                                             249,500         542,000        383,000
                                                                       -------------   -------------  -------------
         Securities sold under agreements to repurchase:
          Fixed rate agreements:
           5.79% to 6.00%, due in 1996...............................             --              --        190,160
           5.37% to 6.15%, due in 1997...............................             --         353,698             --
           5.61% to 5.73%, due in 1998...............................        367,001              --             --
           5.70% to 5.73%, due in 1999...............................        117,330              --             --
           5.57% to 6.55%, due in 2000...............................        137,000              --             --
           5.68% to 5.98%, due in 2002...............................        119,000              --             --
                                                                       -------------   -------------  -------------
                                                                             740,331         353,698        190,160
                                                                       -------------   -------------  -------------
          Variable rate agreements:
           5.79% to 6.03%, due in 1996...............................             --              --        150,000
           5.59% in 1997 and 5.09% in 1996, due in 1998..............        100,000         100,000             --
                                                                       -------------   -------------  -------------
                                                                             100,000         100,000        150,000
                                                                       -------------   -------------  -------------
         Other collateralized borrowings:
          Fixed rate flexible reverse repurchase
          agreements:
           7.85%, due in 1996........................................             --              --          4,700
                                                                       -------------   -------------  -------------

         Subordinated capital notes, fixed rate - 10.84%:
          Due in 1996................................................             --              --          3,800
          Due in 1997................................................             --           3,800          3,800
          Due in 1998................................................          3,800           3,800          3,800
          Due in 1999................................................          3,800           3,800          3,800
                                                                       -------------   -------------  -------------
                                                                               7,600          11,400         15,200
                                                                       -------------   -------------  -------------
         Treasury, tax and loan notes-callable, 5.56%, 5.84%
           and 5.75% at September 30, 1997, 1996 and 1995,
           respectively..............................................          1,500           1,313          1,328
                                                                       -------------   -------------  -------------

           Total borrowed funds......................................  $   1,253,931   $   1,008,786  $     767,138
                                                                       =============   =============  =============

         The following table sets forth the maximum month-end balance, average balance and weighted average interest rate of short-term borrowings based on remaining maturities for the periods indicated. Average balances and rates are computed on the basis of daily balances. The rates shown in the table exclude the effect of related interest rate swaps and interest rate collars.

                                                                                   Year Ended September 30,
                                                                         -------------------------------------------
                                                                         1997            1996            1995
                                                                         -------------------------------------------
                                                                                (Dollars in Thousands)


         FHLB-NY advances--due in one year or less:
           Maximum month-end balance...............................  $     552,375    $    611,875    $    385,375
           Balance at end of year..................................        404,500         542,375         385,375
           Average balance.........................................        429,383         480,574         293,268
           Weighted average interest rate:
              On balance at end of year............................          5.92%           5.48%           6.13%
              On average balance...................................          5.66%           5.65%           5.75%
         Other borrowings--principally reverse repurchase
          agreements, due in one
          year or less:
           Maximum month-end balance...............................  $     650,255    $    358,811    $    349,988
           Balance at end of year..................................        472,301         358,811         349,988
           Average balance.........................................        517,906         262,251         259,685
           Weighted average interest rate:
              On balance at end of year............................          5.87%           5.66%           5.96%
              On average balance...................................          5.74%           5.86%           5.72%
         Total short-term borrowings:
           Maximum month-end balance...............................  $   1,047,898    $    901,186    $    735,363
           Balance at end of year..................................        876,801         901,186         735,363
           Average balance.........................................        947,289         742,825         548,560
           Weighted average interest rate:
              On balance at end of year............................          5.89%           5.55%           6.05%
              On average balance...................................          5.71%           5.72%           5.74%

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


EMPLOYEES
---------

At September 30, 1997, Home Federal had 596 employees, including 170 part-time employees. The Bank's employees are not represented by any collective bargaining group. The Bank considers its employee relations to be excellent.


REGULATION
----------

         GENERAL. The Company, as a savings and loan holding company, is
         -------
         required to file certain reports with, and otherwise comply with the rules and regulations of the OTS. As a publicly owned company, the Company is required to file certain reports with the Securities and Exchange Commission ("SEC") under the Federal securities laws. The Bank is a member of the FHLB System and approximately 82% of its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). In addition, approximately 18%, representing the remaining deposit accounts, are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to examine whether the Bank is in compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily to ensure the safe and sound operation of the Bank for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for possible loan losses for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the United States Congress could have a material adverse impact on the Company, the Bank and its operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan
         --------------------------
         holding company within the meaning of the Home Owners Loan Act of 1933, as amended ("HOLA"). As such, the Company is required to be registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. Among other things, the OTS has enforcement authority which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to meet the qualified thrift lender ("QTL") test. Upon any acquisition by the Company, which would be subject to prior regulatory approval, of another qualifying institution except for a supervisory acquisition, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. In general, such holding company would be limited primarily to activities permissible for bank holding companies under the Bank Holding Company Act of 1956, as amended, and other activities authorized by OTS regulations and activities in which multiple savings and loan holding companies were authorized by regulation to engage on March 5, 1987. Such activities include, without limitation, mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage.

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

         On August 26, 1996, Mr. Patrick E. Malloy, III, Chairman of the Board of the Company, and Mr. Michael A. McManus, Jr., President and Chief Executive Officer of the Company, received approval from the OTS to extend the application they had filed to acquire up to 20% of the outstanding common stock of the Company. This approval to acquire additional shares expired on August 25, 1997. As of September 30, 1997, Messrs. Malloy and McManus beneficially owned a total of 15.73% of the outstanding common stock of the Company.

         On May 13, 1996, Mr. Josiah T. Austin, a Director of the Company, and Mrs. Valer Austin received approval from the OTS to extend the application they had filed to acquire up to 20% of the outstanding common stock of the Company. This approval to acquire additional shares expired on May 12, 1997. As of September 30, 1997, Mr. and Mrs. Austin beneficially own a total of 11.84% of the outstanding common stock.


         FEDERAL SAVINGS INSTITUTION REGULATION
         --------------------------------------

         BUSINESS ACTIVITIES. The activities of federal savings institutions are
         -------------------
         governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations that have been issued pursuant to those statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, authority for certain types of loans, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a percentage of the institution's capital or assets. The description of statutory provisions and regulations applicable to savings and loan institutions set forth in this Form 10-K do not purport to be a complete description of such statutes and regulations and their effects on the Bank.

         REGULATORY CAPITAL REQUIREMENT. The Bank is required to meet minimum
         ------------------------------
         capital standards, promulgated by the OTS, having three components: a leverage limit or "core capital" requirement, a "tangible capital" requirement, and a "risk-based capital" requirement. The OTS regulations require that in meeting the leverage ratio, tangible, and risk-based capital standards, the institution must deduct investments in and loans to subsidiaries engaged in certain activities not permissible for national banks.

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

         Generally, savings institutions with a leverage ratio (core capital) of less than 4.0% will be deemed "undercapitalized" under the prompt corrective rule and, therefore, the leverage ratio requirement has effectively been increased to 4.0%. (See Prompt Corrective Action Regulations.)

         The risk-based capital requirement calls for an institution to maintain capital in an amount not less than 8% of its risk weighted assets. Under the risk-based capital standards, assets are categorized and assigned risk weights by the regulation so that assets which are deemed to involve a greater credit risk require more capital than assets with less credit risk. Risk-based capital may include two components, core and supplementary. Core capital is as defined previously. Supplementary capital may be included in an amount up to 100% of core capital. The components of supplementary capital may include cumulative preferred stock, long-term preferred stock, mandatory convertibles securities, subordinated debt and intermediate preferred stock and the general allowance for loan and lease losses. The general allowance for loan and lease losses allowable in supplementary capital is limited to a maximum of 1.25% of risk-adjusted assets.

         In August 1993, the OTS adopted a final rule incorporating an interest rate risk component into the existing risk-based capital standard. Under the final rule, savings institutions with "above normal" interest rate risk exposure are subject to a deduction for total capital for purposes of calculating risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institutions measured interest rate risk and 2.0%, multiplied by the estimated economic value of the institutions assets. The dollar amount is deducted from an institutions total capital in calculating compliance with its risk-based capital requirement. The rule provides that the director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has delayed implementation of the automatic capital deduction of the interest rate risk component. The Bank's risk-based capital requirement would not have been materially affected based on interest rate risk at September 30, 1997. As of September 30, 1997, the Bank exceeded all of its regulatory capital requirements. (See note 17 of Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders, portions of which are attached as Exhibit 13.)

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective
         -----------------------------------
         action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At September 30, 1997, the Bank is considered "well capitalized" under the prompt corrective action regulations.

         INSURANCE OF DEPOSIT ACCOUNTS. Approximately 82% of the deposits of the
         -----------------------------
         Bank are presently insured up to applicable limits by the FDIC under the SAIF. The remainder are insured up to applicable limits by the FDIC under the BIF, the deposit insurance fund that covers most commercial bank deposits. Under federal law, both the SAIF and BIF are statutorily required to be capitalized at 1.25% of insured reserve deposits ratio.

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

         On September 30, 1996, Congress passed, and the President signed, the Deposit Insurance Funds Act of 1996 (the "Funds Act") that recapitalized the SAIF. Under the major provisions of the Funds Act, savings institutions, such as the Bank, were assessed a one-time assessment of 65.7 basis points per $100 of SAIF-assessable deposits as of March 31, 1995, payable in November 1996. Consequently, the Company recorded a one-time charge of $9.4 million during the fourth quarter of fiscal year 1996. The one-time assessment was paid in the first quarter of fiscal year 1997.

         As a result of the Funds Act, and the one-time assessment, the deposit insurance premium for SAIF members was reduced, effective January 1, 1997, to the same schedule as BIF members, ranging from 0 to 27 basic points rather than the previous range of 23 to 31 basis points. In addition, the FDIC reduced the assessment rate for SAIF members to 18 to 27 basis points for the quarter ending December 31, 1996, the amount necessary to cover the Financing Corporation ("FICO") obligations. Effective January 1, 1997, SAIF deposits are also assessed 6.3 basis points, and BIF deposits are assessed 1.3 basis points, to cover the cost of FICO obligations, until December 31, 1999. Full pro rata sharing of the FICO payments between SAIF and BIF members will occur on the earlier of January 1, 2000 or the date the SAIF and BIF are merged. The Funds Act specifies that the SAIF and BIF will be merged on January 1, 1999 provided no savings association remains as of that time. As a result of this legislation, the Bank has seen a decrease in deposit insurance premiums. However, management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the SAIF and BIF will eventually be merged.

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

         THRIFT RECHARTERING LEGISLATION. Various proposals to eliminate the
         -------------------------------
         Federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require Federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted Federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same Federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

         LOANS TO ONE BORROWER. Under the HOLA, savings institutions are
         ---------------------
         generally subject to the national bank limits on loans to one borrower. The Bank is generally not permitted, with certain exceptions, to make new loans to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and unimpaired surplus, plus up to an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included in the definition of "readily marketable collateral." At September 30, 1997, the maximum amount which Home Federal could loan to one borrower (and related entities) under the limit was approximately $27.6 million. At September 30, 1997, the Bank's largest aggregate amount of loans to one borrower was $16.9 million.

         QUALIFIED THRIFT LENDER TEST. All savings institutions, including the
         ----------------------------
         Bank, are required to meet a QTL test to avoid extensive restrictions on their operations under the HOLA, as amended. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) specified intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage-related securities) on a monthly basis in at least 9 out of every 12 months. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions.

         At September 30, 1997, the Bank met the test with qualified thrift investments equal to approximately 83.6% of its portfolio assets, and has always met the test since its effectiveness.

         LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose
         -----------------------------------
         limitations upon all capital distributions by savings institutions, such as dividends, payments to repurchase or otherwise acquire their shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, to the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval.

         The Bank is a Tier 1 institution. In the event the Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, federal law prohibits the Bank from making any capital distribution if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a leverage capital ratio of less than 4.0% (3.0% in the event the Bank was assigned a 1 MACRO rating, the highest examination rating of the OTS for rating institutions).

         LIQUIDITY. The Bank is required, for each calendar month, to maintain
         ---------
         an average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member savings institutions, and at September 30, 1997 was 5%. OTS regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (1% at September 30, 1997) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less during the preceding calendar month. For the month of September 1996, the Bank was in compliance with the OTS liquidity requirements, having an average daily liquidity ratio and a short-term liquidity ratio of 5.2% and 2.2%, respectively. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank has never had monetary penalties imposed for failure to meet its liquidity requirement. Effective November 1997, the OTS lowered its liquidity requirement from 5% to 4% and eliminated the 1% short-term liquid asset requirement.

         ASSESSMENTS. Savings institutions are required by OTS regulation to pay
         -----------
         assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank's total assessment for the fiscal year 1997 was approximately $.5 million.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in
         ---------------------------------
         transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with Home Federal, including the Company and the Bank's subsidiaries), or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Loans and certain other extensions of credit are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates, or the receipt of such assets as collateral, is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated individuals or entities. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may invest in the securities of any affiliate other than a subsidiary.

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

         ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement
         -----------
         responsibility over savings institutions and has the authority to bring enforcement action against any savings institution and all "institution-related parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and can amount to $5,000 per day, or even up to $1.0 million per day for a finding of knowing or reckless disregard causing substantial loss to the savings institution. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements. Possible enforcement action ranges from the requirement for an approved capital plan and the imposition of a directive, to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Management is not aware of any material violations that would trigger any enforcement action or civil penalties.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have
         ----------------------------------
         adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings standards; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required. Management believes that the Bank is in material compliance with the Guidelines.

FEDERAL HOME LOAN BANK SYSTEM
-----------------------------

The Bank is a member of the FHLB System which consists of 12 regional FHLB Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock of the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB-NY stock of $54.1 million at September 30, 1997. FHLB advances are required to be secured by specific types of collateral and long-term advances may be obtained primarily for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds out of their earnings for the resolution of insolvent thrifts and to allocate funds for affordable housing programs. The requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended September 30, 1997 dividends from the FHLB-NY to the Bank amounted to $2.6 million, or 3.2%, of the Bank's pre-tax income. If dividends were reduced, or interest on FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that future legislation involving the FHLB's will not also cause a decrease in the amount of dividends or in the value of the FHLB-NY stock held by the Bank.


FEDERAL RESERVE SYSTEM
----------------------

Although the Bank is not a member of the Federal Reserve System, it is subject to FRB regulations which require it to maintain non-interest earning reserves against certain of its transaction accounts (primarily NOW and regular checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank's cost of funds. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank. The FRB regulations generally require the maintenance of reserves of 3% against net transaction accounts of $49.3 million or less (subject to annual adjustment by the FRB) and reserves of $1.5 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of net transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. The Bank is in compliance with the foregoing requirements.

TAXATION
--------

         FEDERAL. New York Bancorp files a calendar year consolidated Federal
         -------
         income tax return with Home Federal and its subsidiaries, and reports its income and expenses using the accrual method of accounting.

         Savings institutions are generally taxed in the same manner as other corporations. However, unlike other corporations, qualifying savings institutions such as Home Federal, for tax years beginning prior to January 1, 1996, were allowed to establish a reserve for bad debts and were permitted to deduct additions to that reserve for each tax year. For purposes of computing the deductible addition to the Bank's bad debt reserve, the loans were separated into "qualifying real property loans" (in general, loans secured by interests in improved real property) and all other loans ("non-qualifying loans"). The deduction with respect to qualifying real property loans was allowed using the most favorable of the following two methods: (i) a method based on the institution's actual loss experience (the "experience method"), or (ii) a method based on a specified percentage of the institution's taxable income (the "percentage of taxable income method"). The addition to the reserve for non-qualifying loans was computed under the experience method. The percentage of taxable income method was allowed only if the Bank maintained at least 60% of its total assets in qualifying assets, as defined. If qualifying assets fell below 60%, the Bank would be required to recapture essentially all of its bad debt reserve for Federal income tax purposes. The Bank's qualifying assets exceeded 60% for the past five fiscal years. The net effect of this special bad debt deduction was that the maximum effective Federal income tax rate on income, computed without regard to actual bad debts and certain other factors, for qualifying institutions using the percentage of taxable income method was 32.2%, exclusive of any minimum or environmental tax, as compared to the generally applicable maximum corporate Federal income tax rate of 35.0%. The Bank used the experience method for 1995 and 1993 and percentage of taxable income method in calendar year 1994. Hamilton used the percentage of taxable income method for 1993 and 1994. Each tax year, the Bank selected the most favorable method to calculate the maximum deduction available with respect to an addition to the tax bad debt reserve.

         Under legislation enacted in August 1996, the Bank is no longer permitted to use the percentage of taxable income method for Federal tax purposes, but will be permitted to deduct bad debts only as they are incurred. The legislation also requires the recapture of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987 (the "base year"). The Bank's tax bad debt reserves of $27.9 million as of December 31, 1995 do not exceed those of the base year. Therefore, the Bank will not be required to recapture any such excess bad debt reserves. Such reserve reflects the cumulative Federal income tax bad debt deductions to that date. The base year reserves will continue to be subject to recapture, and the Bank could be required to recognize a tax liability, under certain circumstances, including (1) the Bank fails to qualify as a "bank" for Federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; and (4) there is a change in Federal tax law. However, management is currently not aware of the occurrence of any such circumstances.

         STATE AND LOCAL. The Bank files combined New York State franchise and
         ---------------
         New York City financial corporation tax returns with its subsidiaries and New York Bancorp on a calendar year basis.

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

         Further, beginning in calendar year 1990, New York State Tax Law also imposes a temporary surcharge equal to 15% of that portion of the New York State franchise tax otherwise payable. The surcharge rate is reduced to 12 1/2% for tax years ending after June 30, 1994 and before July 1, 1995, 7 1/2% for tax years ending after June 30, 1995 and before July 1, 1996, and 2 1/2% for tax years ending after June 30, 1996 and before July 1, 1997 (no surcharge for tax years ending after June 30, 1997).

         For tax years beginning before January 1, 1996, New York State and New York City also allowed a bad debt deduction for thrift institutions, such as the Bank, provided the same method was used for the thrift's Federal tax return. However, for the most recent calendar year 1996, the effective allowable percentage used in computing the bad debt deduction under the percentage of taxable income method was 32%, rather than the 8% amount for Federal purposes.

         In response to the aforementioned Federal legislation enacted in August 1996, the New York State and New York City tax laws have been amended to generally prevent a recapture of existing tax bad debt reserves and to allow for the continued use of the percentage of taxable income method to determine the bad debt deduction in computing New York State and New York City tax liability. The percentage of the taxable income method is allowed if the Bank maintains at least 60% of its total assets in qualifying assets, as defined. If the Bank fails to meet the qualifying assets test, it would be required to recapture the reserves established after December 31, 1995, the base year, which amounted to approximately $16 million as of December 31, 1996. The Bank has not provided any deferred taxes for these tax bad debt reserves as the Bank has met, and continues to meet, the qualifying asset requirement. Additionally, all existing tax bad debt reserves for New York State and New York City, amounting to approximately $85 million as of December 31, 1996, would be subject to recapture under certain conditions, including the merger of the Bank into a commercial bank, such as North Fork.

         As a Delaware business corporation, New York Bancorp is required to file annual returns with and pay annual fees to the Secretary of the State of Delaware. The Company is also subject to a minimal annual Delaware franchise tax.


SUPPLEMENTAL ITEM
-----------------

The following table sets forth certain information regarding executive officers of the Company, who are not also directors.

     Name                                 Age                          Position Held
     ----                                 ---                          -------------

George J. Amentas                           49            First Vice President, Treasurer
Robert J. Anrig                             49            First Vice President, Commercial Lending
Carmine Bracco                              59            First Vice President, EDP and Operations
Joseph P. Bryant                            50            First Vice President, Residential Lending
Dennis Hodne                                51            First Vice President, Retail Banking
Richard F. Rothschild                       50            First Vice President, Marketing
Edward J. Steube                            53            First Vice President, Business Development
Terrence S. Walsh                           50            First Vice President, Multifamily Lending

George J. Amentas has been First Vice President, Treasurer of the Company and the Bank since November 1996. From 1993 through 1996, Mr. Amentas was Senior Vice President and Treasurer of Centerbank. Prior to 1993 Mr. Amentas served as Senior Vice President, Chief Investment Officer and Treasurer for Village Bank.

Robert J. Anrig has been First Vice President, Commercial Lending of the Company and the Bank since May 1992. Prior to May 1992 Mr. Anrig served as a business and real estate consultant in Long Island, New York.

Carmine Bracco has been First Vice President, EDP and Operations of the Company and the Bank since October 1995. From December 1993 to October 1995, Mr. Bracco served as Vice President, Internal Audit of the Bank. Prior to December 1993, Mr. Bracco served at National Westminster Bank as Senior Vice President, Financial Services.

Joseph P. Bryant has been First Vice President, Residential Lending of the Company and the Bank since August 1997. From November 1993 to August 1997, Mr. Bryant served as Executive Vice President-Chief Mortgage Officer at The Long Island Savings Bank. Prior to this, Mr. Bryant served as Senior Vice President at Prudential Residential Services Co.

Dennis Hodne has been First Vice President, Retail Banking of the Company and the Bank since October 1995. Previously, from January 1995 through September 1995 he was First Vice President, Strategic Planning for the Company and the Bank. Prior to January 1995, Mr. Hodne served as Senior Vice President, Retail Banking for Hamilton Federal Savings, F.A.

Richard F. Rothschild has been First Vice President, Marketing of the Company and the Bank since October 1995. Previously, he served as First Vice President, Banking Services of the Company and the Bank.

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

The Bank conducts its business through thirty-one full-service branch offices, seven loan production offices, an operations center and one executive office located in Kings, Queens, Nassau, Westchester, Richmond, and Suffolk Counties. The following table sets forth information relating to each of the Bank's offices at September 30, 1997. The total net book value of the Bank's premises and equipment at September 30, 1997 was $12.7 million.

                                                                     Date            Lease              Net
                                                      Owned         Leased         Expiration       Book Value
                                                         or            or          Including             at
Location                                              Leased       Acquired         Options      Sept. 30, 1997
--------                                              ------       --------        ---------     --------------
                                                                                                 (In Thousands)


Branch Offices:
   70-01 Forest Avenue, Ridgewood, NY (1)...........  Owned          1949              --          $   1,111
   70-24 Myrtle Avenue, Glendale, NY................  Owned          1976              --                457
   83-24 Woodhaven Blvd., Glendale, NY..............  Leased         1991            2011                690
   155-14 Cross Bay Blvd., Howard Beach, NY.........  Leased         1974            1999                184
   248-40 Northern Blvd., Little Neck, NY...........  Owned          1963              --                303
   145-15 243rd Street, Rosedale, NY................  Owned          1961              --                263
   7401 13th Avenue, Brooklyn, NY...................  Owned          1979              --                921
   413 86th Street., Brooklyn, NY (1)...............  Owned          1948              --                563
   9502 3rd Avenue, Brooklyn, NY....................  Leased         1991            2000                 71
   420 Court Street, Brooklyn, NY...................  Owned          1930              --                609
   2123 Avenue U, Brooklyn, NY......................  Leased         1990            1998                 60
   179 Avenue U, Brooklyn, NY.......................  Owned          1973              --                216
   6501 11th Avenue, Brooklyn, NY...................  Owned          1976              --                798
   1710 Avenue Y, Brooklyn, NY......................  Leased         1996            2016                230
   195 Rockaway Avenue, Valley Stream, NY...........  Leased         1974            1999                 68
   210 Mineola Blvd., Mineola, NY (1)...............  Leased         1992            2007                277
   41 Forest Avenue, Glen Cove, NY..................  Leased         1992            2007                443
   35 Merrick Avenue, Merrick, NY...................  Owned          1978              --                523
   77 Lincoln Avenue, Rockville Centre, NY..........  Leased         1992            2007                191
   155 East Main Street, Huntington, NY.............  Owned          1992              --                483
   143 Alexander Avenue, Lake Grove, NY.............  Leased         1992            2015                105
   46 E. Hoffman Avenue, Lindenhurst, NY............  Leased         1994            2009                 94
   800 Montauk Highway, Shirley, NY.................  Leased         1992            2000                137
   356 Middle Country Road, Coram, NY...............  Leased         1992            2003                 99
   62 South Ocean Avenue, Patchogue, NY (1).........  Owned          1992              --                994
   366 Route 25A, Rocky Point, NY...................  Leased         1992            2003                 37
   43 Main Street, Westhampton Beach, NY............  Owned          1992              --                389
   1730 Veterans Memorial Highway, Islandia, NY.....  Leased         1995            2000                198
   985 Richmond Avenue, Staten Island, NY...........  Leased         1995            2000                153
   Nichols Road, Stony Brook, NY....................  Leased         1997            2002                194
   158 Route 25A, Setauket, NY......................  Leased         1997            2002                285
Loan Production Offices:
   241-02 Northern Blvd., Douglaston, NY............  Leased         1989            1999                168
   One Depot Plaza, Mamaroneck, NY..................  Leased         1986            1997                 15
   100 Jericho Quadrangle, Jericho, NY..............  Leased         1996            2002                252
Executive Office:
   241-02 Northern Blvd., Douglaston, NY............  Leased         1989            1999                659
Operations Center:
   100 Jericho Quadrangle, Jericho, NY (1)..........  Leased         1993            2002                471
                                                                                                   ---------
                                                                                                   $  12,711
                                                                                                   =========

(1) Loan Centers are also located at these locations.
                                       42

ITEM  3     - LEGAL PROCEEDINGS

In the normal course of its business, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

ITEM  4     - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II


ITEM  5     - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

The information contained on page 50 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM  6     - SELECTED FINANCIAL DATA

The information contained on page 9 of the 1997 Annual Report to Shareholders under the caption "Selected Consolidated Financial & Other Data" is incorporated herein by reference and is contained herein as Exhibit 13.

ITEM  7     - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATION

The information contained on pages 10 through 20 of the 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference and is contained herein as Exhibit 13.

ITEM  8     - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and the Independent Auditors' Report appearing on pages 21 through 48 of the 1997 Annual Report to Shareholders are incorporated herein by reference and is contained herein as Exhibit 13.

ITEM  9     - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III


ITEM 10     - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of December 1, 1997, the names of and certain other information concerning the directors and certain executive officers, including the amount and percent of Common Stock beneficially owned by each individual and all directors and executive officers as a group. Ownership information is based upon information furnished by the individuals listed in the table.

                                                                                                    Ownership
                                                              Expiration     Amount and Nature           as a
                                                               of Term        of Beneficial           Percent
Name, Age and Business Experience              Director           as          Ownership of               of
       For Past Five Years                      Since         Director       Common Stock (1)           Class
---------------------------------              --------       ----------     -----------------        ----------


Josiah T. Austin; Age 50                             1996          1999          2,530,733  (2) (3)      11.83%
Director of the Bank since 1995.
Rancher and Investor.  Owner and operator of
the El Coronado Ranch and Cattle Co.

Stan I. Cohen; Age 42                                1995          1998            257,810  (4)           1.20%
Director of the Bank since 1995.  Senior Vice
President, Controller and Secretary of the
Company and Bank since 1991 and Senior Vice
President, Chief Financial Officer and Secretary
of the Bank since 1993.  Mr. Cohen is a
certified public accountant.

Geraldine A. Ferraro; Age 62                         1993          2000             49,500  (5)            .23%
Director of the Bank since 1993.  TV Co-Host
"Crossfire" for CNN.  Partner in the
CEO Perspective Group, a
consulting firm, since August 1996.  Attorney,
author and lecturer.  Candidate for U. S.
Senate in 1992 and U. S. Vice Presidential
Candidate in 1984.

                                       44

                                                                                                    Ownership
                                                              Expiration     Amount and Nature           as a
                                                               of Term        of Beneficial           Percent
Name, Age and Business Experience              Director           as          Ownership of               of
       For Past Five Years                      Since         Director       Common Stock (1)           Class
---------------------------------              --------       ----------     -----------------        ----------


Peter D. Goodson; Age 55                          1991          2000                  --                 --
Director of the Bank since 1991. President
of the Goodson Family Foundation,
serving youth at risk, since July 1992.
Formerly, a Principal of Clayton,
Dubilier & Rice, Inc., an industrial
investment firm engaged in purchasing and
managing businesses. Prior thereto, Mr.
Goodson was a member of the Management
Committee and a Managing Director of Kidder,
 Peabody & Co., Incorporated.

John E. D. Grunow, Jr.; Age 51                    1992          1998             109,500 (6)            .51%
Director of the Bank since 1992.  President and
Chairman of the Board of The Grunow Group
Capital Management, Inc., a firm providing
investment banking services.  Previously, Mr.
Grunow was Chief Executive Officer and
Chairman of the Board of International Marine
Holdings, Inc., a marine equipment and
accessories firm.  Mr. Grunow is a certified
public accountant.

Patrick E. Malloy, III; Age 55                    1990          1999           2,803,664 (2) (7)      12.90%
Chairman of the Board of the Company since
October 1991. Director of the Bank since 1991.
Chairman of the Bank since
January 1992. President of Malloy Enterprises,
 Inc., a real estate and
investment firm.

Michael A. McManus, Jr.; Age 54                   1990          1999             586,107 (2) (8)       2.70%
Director of the Bank since 1991 and Vice
Chairman of the Bank since October 1991.
President and Chief Executive Officer
of the Company since October 1991 and
President and Chief Executive Officer of
the Bank since March 1995. Director of
Arrhythmia Research & Technology Inc.,
Document Imaging Systems Corp., National
 Wireless Holdings, Inc., and the United
States Olympic Committee.

Walter R. Ruddy; Age 74                           1987          1999              47,374 (9)            .22%
Director of the Bank since 1967 and Vice
Chairman of the Bank since October 1991.
Retired former Administrative Engineering
Manager of Facilities at the Swiss Bank Corp.,
New York Branch.

Gene A. Washington; Age 50                        1996          1998              49,500 (6)            .23%
Director of the Bank since 1996.  Director of
Football Development for the National Football
League since 1993.  Prior to joining the National
Football League was Assistant Athletic Director
at Stanford University.

                                       45

                                                                                                    Ownership
                                                              Expiration     Amount and Nature           as a
                                                               of Term        of Beneficial           Percent
Name, Age and Business Experience              Director           as          Ownership of               of
       For Past Five Years                      Since         Director       Common Stock (1)           Class
---------------------------------              --------       ----------     -----------------        ----------

                      NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

 Robert J. Anrig; Age 49                             --            --                13,491 (10)           .06%
 First Vice President, Commercial Lending of the
 Company and the Bank.

 Edward Steube; Age 53                               --            --                33,115 (11)           .16%
 First Vice President, Business Development of
 the Company and the Bank.

 All nominees, directors and executive officers as   --            --             6,600,386 (12)         29.39%
 a group (seventeen persons)

(1) Unless otherwise indicated, each person effectively exercises sole (or shares with spouse) voting and dispositive power as to shares reported.
(2)  See Item 12 Security Ownership of Certain Beneficial Owners.
(3) Includes 49,500 shares which may be acquired pursuant to presently exercisable stock options under the Company's stock option plans for Outside Directors. Does not include 27,949 shares of Common Stock that are beneficially owned by the Clark Family Foundation, Inc. and 7,800 shares of Common Stock that are beneficially owned by three separate trusts for which Valer and Josiah T. Austin each serves as a trustee and for which they disclaim beneficial ownership.
(4) Includes 138,858 shares which may be acquired pursuant to presently exercisable stock options under the Company's stock option plans.
(5) Includes 36,167 shares which may be acquired pursuant to presently exercisable stock options under the Company's stock option plans for Outside Directors .
(6) Includes 49,500 shares which may be acquired pursuant to presently exercisable stock options under the Company's stock option plans for Outside Directors.
(7) Does not include 117,442 shares held by two separate trusts established for the benefit of Mr. Malloy's children, as to which Mr. Malloy disclaims beneficial ownership. Includes 389,866 shares which may be acquired pursuant to presently exercisable stock options under the Company's stock option plans.
(8) Includes 164 shares held in his name as custodian for his son. Includes 340,326 shares which may be acquired pursuant to presently exercisable stock options under the Company's stock option plans.
(9) Does not include 18,546 shares owned by Mr. Ruddy's wife and 7,380 shares owned by Mr. Ruddy's children and grandchildren, as to all of which Mr. Ruddy disclaims beneficial ownership.
(10) Includes 7,333 shares which may be acquired pursuant to presently exercisable stock options under the Company's stock option plans.
(11) Includes 8,667 shares which may be acquired pursuant to presently exercisable stock options under the Company's stock option plans.
(12) Includes 5,490,320 shares owned by the directors and executive officers and 1,130,066 shares which may be acquired by the directors and executive officers pursuant to presently exercisable stock options under the Company's stock option plans.

ITEM 11 - EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION
-----------------------

Directors' Fees
---------------

Directors who are officers of the Company or the Bank are not paid an additional fee for their services as directors or attendance at meetings of the Board of the Company or the Bank or committees thereof. During the fiscal year ended September 30, 1997, Directors of the Company and Bank received an annual fee of $18,000 and $500 for each Board and Committee meeting attended.

Directors' Stock Option Plans
-----------------------------
The Board of Directors of the Company has adopted the New York Bancorp Inc. 1993 Stock Option Plan for Outside Directors (the "Directors' Option Plan"), which provides for the automatic one-time grant of non-statutory stock options to purchase 49,500 shares of Common Stock at the fair market value on the date of grant to each outside director who did not serve as a member of the Board prior to December 31, 1992. The exercise price per share of each option is the fair market value of the shares of Common Stock on the date the option is granted (which is the date an eligible director is first elected to the Board). Options become exercisable one year from the date of grant and expire upon the earlier of five years following the date of grant or one month following the date the optionee ceases to serve as a director for any reason other than removal for cause.

Executive Compensation
----------------------

Summary Compensation Table

         The following table sets forth the compensation paid by the Company and its wholly-owned subsidiary for services rendered during the fiscal years ended September 30, 1997,1996, and 1995, to the Chief Executive Officer and the four highest paid executive officers who received salary and bonus in excess of $100,000 in fiscal year 1997 (the "Named Executive Officers").

                                                                                                Long- Term
                                                    Annual Compensation                        Compensation
                                   -----------------------------------------      ----------------------------------------

                                                                   Other                         Securities
                                                                   Annual           Restricted   Underlying    All Other
    Name and                           Salary         Bonus        Compen-           Stock        Options/     Compen-
Principal Position        Year          $(1)           $(2)       sation $(3)      Awards ($)     SARs#(4)     sation $(5)
-----------------------  -----     ----------------   ----------- ----------      -----------   ------------   -----------

Michael A. McManus, Jr.   1997       $  320,650      $  515,000       --            --            ---      $  36,161
 President, Chief         1996          291,500         425,000       --            --         68,000         35,825
 Executive                1995          265,000         369,000       --            --        112,000         31,722
  Officer

Patrick E. Malloy, III    1997          225,000         515,000       --            --             --         29,615
  Chairman of the Board   1996          150,000         425,000       --            --         68,000         28,749
                          1995          125,000         369,000       --            --        112,000         24,719

Stan I. Cohen             1997          199,650         355,000       --            --             --         24,284
  Senior Vice President,  1996          181,500         300,000       --            --         40,000         24,075
  Controller, Secretary   1995          165,000         213,000       --            --         70,000         18,916

Edward J. Steube          1997          139,926         110,000       --            --          9,333         12,840
  First Vice President    1996          135,850         120,000       --            --         10,000         12,792
  Business Development    1995          130,000          95,000       --            --         16,000         11,260

Robert J. Anrig           1997          146,687          35,000       --            --          8,667          5,216
  First Vice President,   1996          142,415          25,000       --            --         10,000          3,687
  Commercial Lending      1995          136,282          25,000       --            --         12,000          3,879

(1) Includes amounts deferred by the individual pursuant to the Bank's 401(k) Plan and Deferred Compensation Plan.
(2) Includes bonuses awarded pursuant to the Bank's incentive bonus plan.
(3) For fiscal year 1997, there were no (a) perquisites amounting to the lesser of $50,000 or 10% of the individual's total salary and bonus for the year;
    (b) payments of above market or preferential earning on deferred compensation; (c) payments of earnings with respect to long term incentive plans prior to settlement or maturity; (d) tax payment reimbursements; or
    (e) preferential discounts on stock.
(4) The Company maintains various stock option and long-term incentive plans which provide for the award of stock options and stock appreciation rights. See "Stock Option Plans."
(5) Includes amounts contributed by the Bank on behalf of the named individuals pursuant to the Bank's 401(k) Plan and Executives Supplemental Benefits Plan. Such amounts were $4,750 and $31,411 for Mr. McManus; $4,750 and $24,865 for Mr. Malloy; $4,750 and $19,534 for Mr. Cohen; $4,750 and $8,090
    for Mr. Steube; and $4,750 and $466 for Mr. Anrig.

Stock Option Plans

         The Company maintains several stock option plans which provide for discretionary option awards to officers and key employees of the Company and Bank as determined by the Compensation Committee. The following table lists all grants of options under such plans to the Named Executive Officers for fiscal year 1997 and contains certain information regarding potential value of those options based upon certain assumptions as to the appreciation of the Company's stock over the term of the option.

                        Option Grants in Last Fiscal Year
                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                                                                                   Annual Rates of
                                                                                                Stock Price Appreciation
                                                  Individual Grants                                 for Option Term (3)
-----------------------------------------------------------------------------------------       ----------------------------
                                            Percentage of
                            Number of          Total
                           Securities         Options
                           Underlying        Granted  to      Exercise or
                             Options        Employees in         Base Price   Expiration
          Name             Granted  #(1)    Fiscal  Year      $/share (2)        Date                 5%$           10%$
-----------------    -------------------   ---------------  ---------------  ------------        -------------   -----------

Michael A. McManus, Jr.            --              --                --            --                  --              --
Patrick E. Malloy, III             --              --                --            --                  --              --
Stan I. Cohen                      --              --                --            --                  --              --
Edward J. Steube                9,333            7.91%          $23.44        02/27/07           $137,566         $348,619
Robert J. Anrig                 8,667            7.34            23.44        02/27/07            127,749          323,741

(1) Options granted to Named Executive Officers vest 33 1/3 per cent per annum commencing February 27, 1998, and are for a term of ten years. All options become 100% exercisable upon death, disability, retirement or a change in control of the Company or Bank, as defined under the plans. In addition, the vesting of non-statutory stock options may be accelerated by the Compensation Committee.
(2) The purchase price may be made in whole or in part through the surrender of previously held shares of Common Stock.
(3) The amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be realized.

The following table shows options and SARs exercised by the Named Executive Officers during fiscal year 1997, including the aggregate value of gains realized on the date of exercise. Also reported are the number of shares of Common Stock represented by outstanding stock options held by the Named Executive Officers as of September 30, 1997, and values for "in-the-money" options and SARs, which represent the positive spread between the year-end market value of the Common Stock and the exercise price of any existing stock options.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values:

                                                                       Number of Securities
                                                                           Underlying            Value of Unexercised
                                                                           Unexercised              in-the-Money
                                                                          Options/SARs              Options/SARs
                                                                       at Fiscal Year-End #      at Fiscal Year End $ (2)
                                                                       --------------------      ------------------------
                                      Number
                                    of Shares/SARs
                                      Acquired
                                         on           Value               Exercisable/                Exercisable/
         Name                        Exercise      Realized $(1)         Unexercisable               Unexercisable
         ----                     ------------------ -------------     ---------------------     -------------------

  Michael A. McManus, Jr.             11,137 /    $     109,886 /        302,328 / 82,669      $   6,554,346 / 1,604,462
                                      98,800          1,926,278           20,000 /     --            465,410 /     --

  Patrick E. Malloy, III              22,667 /          296,088 /        351,866 / 82,667          7,887,059 / 1,604,424
                                     118,800          2,192,810

  Stan I. Cohen                       11,140 /          110,960 /        114,853 / 50,005          2,341,418 /   972,183
                                      39,600            719,799

  Edward J. Steube                     8,250 /           87,825 /         16,199 / 21,334            327,468 /   295,434
                                          --                 --

  Robert J. Anrig                     14,658 /          195,291 /           --  /  19,334               --  /    263,758
                                          --                 --

  (1) Represents the difference between the fair market value on the date of exercise and the exercise price.
  (2) Represents the difference between the market value of the underlying Common Stock of $29.9375 per share at September 30, 1997 and a weighted average exercise/base price of $8.26 per share for exercisable options, $10.53 per share for unexercisable options, and $6.67 for SARs for Mr. McManus; $7.52 per share for exercisable options, and $10.53 per share for unexercisable options for Mr. Malloy; $9.55 per share for exercisable options, and $10.50 per share for unexercisable options for Mr. Cohen; $0 per share for exercisable options and $16.30 per share for unexercisable options for Mr. Anrig; and $9.72 per share for exercisable options and $16.09 per share for unexercisable options for Mr. Steube.

ITEM 12     - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information, as of December 1, 1997, as to those persons or groups who are beneficial owners of more than 5% of the Company's Common Stock. The information below is based on the most recent filing with the Securities and Exchange Commission (the "SEC") by such persons or groups and upon information otherwise made known to the Company. Other than those persons listed below, the Company is not aware of any person or group that owns more than 5% of the Common Stock as of December 1, 1997.


   Name and Address                                Amount and                            Percent
   of Beneficial Owner                        Nature of Ownership (1)                    of Class
   -------------------                        -----------------------                    --------

Patrick E. Malloy, III                               3,389,771 (2) (3)                     15.35%
Michael A. McManus, Jr.
c/o Malloy Enterprises, Inc.
Bay Street at Waterfront
Sag Harbor, New York 11963

Valer and Josiah T. Austin                           2,530,733 (4)                         11.83%
El Coronado Ranch
Star Route Box 395
Pearce, Arizona 85625

(1) Unless otherwise indicated, each person effectively exercises sole voting and dispositive power as to shares reported.
(2) Mr. Malloy beneficially owns and has sole power to vote and dispose of 2,803,664 shares. Does not include 117,442 shares held by two separate trusts established for the benefit of Mr. Malloy's children, as to which Mr. Malloy disclaims beneficial ownership. Mr. McManus beneficially owns and has sole power to vote and dispose of 585,943 shares as well as 164 shares held in his name as custodian for his son. Messrs. Malloy and McManus each disclaims beneficial ownership of the shares of Common Stock beneficially owned by the other.
(3) Includes 389,866 shares which may be acquired by Mr. Malloy pursuant to the Company's stock option plans. Also included are 340,326 shares which may be acquired by Mr. McManus pursuant to the Company's stock option plans.
(4) Mr. And Mrs. Austin beneficially own and have shared power to vote and dispose of 2,481,233 shares. Includes 49,500 shares which may be acquired by Mr. Austin pursuant to the Company's stock option plans for Outside Directors. Does not include 27,949 shares of Common Stock that are beneficially owned by the Clark Family Foundation, Inc. and 7,800 shares of Common Stock that are beneficially owned by three separate trusts for which Valer and Josiah T. Austin each serves as a trustee and for which they disclaim beneficial ownership.

ITEM 13     - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has made loans to its directors, officers and parties related to them. All loans to directors and officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.



                                     PART IV


ITEM 14     - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)     FINANCIAL STATEMENTS
              --------------------

The following financial statements are included in the Company's Annual Report to Shareholders for the year ended September 30, 1997, portions of which are attached as an exhibit to this report:

      - Consolidated Statements of Financial Condition at September 30, 1997 and 1996
      - Consolidated Statements of Income for each of the years in the three-year period ended September 30, 1997
      - Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended September 30, 1997
      - Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1997
      -       Notes to Consolidated Financial Statements
      -       Independent Auditors' Report

      (2)     FINANCIAL STATEMENT SCHEDULES
              -----------------------------

Financial statement schedules are omitted because they are not required or because the required information is set forth in the consolidated financial statements or notes thereto.
                                       52

      (3)     EXHIBITS
              --------

The following exhibits are either filed as part of this report or are incorporated herein by reference to documents previously filed by the Company with the SEC.

           Exhibit
           Number                            Description
           ------                            -----------

             3.1          Certificate of Incorporation of New York Bancorp Inc., as amended(9)
             3.2          Bylaws of New York Bancorp Inc., as amended(6)
            10.2          New York Bancorp Inc. Incentive Stock Option Plan(1)
            10.3          New York Bancorp Inc. Option Plan for Outside Directors(2)
            10.8          Home Federal Savings Bank Employee Stock Purchase Plan(3)
            10.9          New York Bancorp Inc. 1990 Incentive Stock Option Plan(4)
            10.10         New York Bancorp Inc. 1990 Option Plan for Outside Directors(5)
            10.13         Home Federal Savings Bank Supplemental Executives Benefit Plan, as amended(8)
            10.14         Home Federal Savings Bank Deferred Compensation Plan, as amended(8)
            10.17         New York Bancorp Inc. 1993 Long-Term Incentive Plan(6)
            10.18         New York Bancorp Inc. 1993 Stock Option Plan for Outside Directors(7)
            11            Statement re:  computation of per share earnings
            13            Portions of New York Bancorp Inc.'s Annual Report to Shareholders for the fiscal year ended September 30, 1997 incorporated herein by reference
            21            Subsidiaries of New York Bancorp Inc.
            23            Consent of KPMG Peat Marwick LLP
            27            Financial Data Schedule

(1) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23468
(2) Incorporated by reference to Exhibits filed with Registration Statement on Form S-8, No. 33-23478
(3) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1989 Form 10-K
(4) Incorporated by reference to Annex A of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(5) Incorporated by reference to Annex B of the Company's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 1991
(6) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1992 Form 10-K
(7) Incorporated by reference to Exhibit A of the Company's Proxy
    Statement furnished to shareholders in
    connection with the Annual Meeting of Shareholders held on January 25, 1994
(8) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1994 Annual Report on Form 10-K
(9) Incorporated be reference to Exhibits filed with New York Bancorp Inc.'s 1996 Form 10-K


(b)   REPORTS ON FORM 8-K
      -------------------

      A Form 8-K was filed with the Securities and Exchange Commission on October 15, 1997 concerning the Company entering into a definitive merger agreement with North Fork whereby the Company will be merged with and into North Fork. A copy of the merger agreement was included as Exhibit 2.1 to the Form 8-K.

      A Form 8-K was filed with the Securities and Exchange Commission on October 29, 1997 concerning issuance of a press release announcing earnings for the fourth quarter and year ended September 30, 1997. A copy of the press release was included as Exhibit 99 to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEW YORK BANCORP INC.


                                              By:    /s/ Michael A. McManus, Jr.
                                                         ----------------------
                                                         Michael A. McManus, Jr.
                                                         President and
                                                         Chief Executive Officer

                                              Date:      December 22, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.



  /s/ Patrick E. Malloy, III                     /s/ John E. D. Grunow, Jr.
      -------------------------------                ---------------------------
      Patrick E. Malloy, III                         John E. D. Grunow, Jr.
      Chairman of the Board                          Director


  /s/ Josiah T. Austin                           /s/ Michael A. McManus, Jr.
      -------------------------------                ---------------------------
      Josiah T. Austin                               Michael A. McManus, Jr.
      Director                                       Director, President
                                                     and Chief Executive Officer


  /s/ Stan I. Cohen                              /s/ Walter R. Ruddy
      --------------------------------               ---------------------------
      Stan I. Cohen                                  Walter R. Ruddy
      Director, Senior Vice President,               Director
      Controller and Secretary


  /s/ Geraldine A. Ferraro                       /s/ Gene A. Washington
      --------------------------------               ---------------------------
      Geraldine A. Ferraro                           Gene A. Washington
      Director                                       Director


  /s/ Peter D. Goodson
      --------------------------------
      Peter D. Goodson
      Director