Form 10-Q
period 1997-12-31
NEW YORK BANCORP INC
filed 1998-02-04
CIK 820068

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:              December 31, 1997
                                -----------------

Commission File Number                1-11684
                                -----------------


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes    [X]      No

      Number of shares of common stock, par value $.01 per share, outstanding as of February 2, 1998: 21,462,036
                       .

                              NEW YORK BANCORP INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                           Page
-------------------------------                                          ----

   Item 1.   Financial Statements:

             Independent Auditors' Review Report                         3

             Consolidated Statements of Financial Condition as
             of December 31, 1997 and September 30, 1997                 4

             Consolidated Statements of Income for the Three
             Months ended December 31, 1997 and 1996                     5

             Consolidated Statement of Changes in Shareholders'
             Equity for the Three Months ended December 31, 1997         6

             Consolidated Statements of Cash Flows for the
             Three Months ended December 31, 1997 and 1996             7  -  8

             Notes to Consolidated Financial Statements                9  - 10

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      11  - 20


PART II - OTHER INFORMATION
---------------------------

   Item 1.    Legal Proceedings                                           21

   Item 2.    Changes in Securities                                       21

   Item 3.    Defaults Upon Senior Securities                             21

   Item 4.    Submission of Matters to a Vote of Security Holders         21

   Item 5.    Other Information                                           22

   Item 6.    Exhibits and Reports on Form 8-K                            22

   Signature Page                                                         23

KPMG Peat Marwick LLP

   One Jericho Plaza     Telephone 516 822 9100          Telefax 516 822 4575
   Jericho, NY 11753



                       Independent Auditors' Review Report
                       -----------------------------------


To the Board of Directors of New York Bancorp Inc.:

We have reviewed the condensed consolidated financial statements of New York Bancorp Inc. and Subsidiary as of December 31, 1997, and for the three month periods ended December 31, 1997 and 1996 as listed in the accompanying index. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of New York Bancorp Inc. and Subsidiary as of September 30, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 27, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                                      KPMG Peat Marwick LLP
January 20, 1998

                      NEW YORK BANCORP INC. AND SUBSIDIARY
           ----- CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -----
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                  December 31,     September 30,
                                                                                    1997               1997
                                                                                  ------------     -------------

ASSETS
------
Cash and due from banks.....................................................    $        25,921   $        26,305
Investment in debt and equity securities, net:
   Held to maturity (estimated market value of
    $580 and $609 at December 31,1997
     and September 30, l997, respectively)..................................                567               593
   Available for sale.......................................................            109,598           107,150
Mortgage-backed securities, net:
   Held to maturity (estimated market value of
   $615,767 and $636,142 at December 31, 1997
    and September 30, 1997, respectively)...................................            619,078           644,247
   Available for sale.......................................................            343,854           334,641
Federal Home Loan Bank stock................................................             54,119            54,119
Loans receivable, net:
   First mortgage loans.....................................................          1,808,080         1,788,031
   Other loans..............................................................            248,910           251,080
                                                                                ---------------   ---------------
                                                                                      2,056,990         2,039,111
   Less allowance for possible loan losses..................................            (18,639)          (18,695)
                                                                                ---------------   ---------------
     Total loans receivable, net............................................          2,038,351         2,020,416
Accrued interest receivable.................................................             22,603            21,590
Premises and equipment, net.................................................             12,837            12,711
Other assets................................................................             37,821            22,428
                                                                                ---------------   ---------------
     Total assets...........................................................    $     3,264,749   $     3,244,200
                                                                                ===============   ===============

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
LIABILITIES:
   Deposits.................................................................    $     1,682,592   $     1,684,419
   Borrowed funds...........................................................          1,310,537         1,253,931
   Mortgagors' escrow payments..............................................             10,604            17,247
   Due to brokers...........................................................                 --            60,765
   Accrued expenses and other liabilities...................................             82,807            58,775
                                                                                ---------------   ---------------
     Total liabilities......................................................          3,086,540         3,075,137
                                                                                ---------------   ---------------
Commitments, contingencies, and contracts (note 4)
SHAREHOLDERS' EQUITY (NOTES 3 AND 5):
   Preferred stock, $.01 par value,
    2,000,000 shares authorized; none issued................................                 --                --
   Common stock, $.01 par value, 30,000,000 shares
    authorized; 29,493,166 shares issued at
   December 31, 1997 and  September 30, 1997;
    21,359,427 and 21,318,644 shares outstanding at
    December 31, 1997 and September 30, 1997, respectively..................                295               295
   Additional paid-in capital...............................................             66,495            66,495
   Retained earnings, substantially restricted..............................            189,627           181,851
   Treasury stock, at cost, 8,133,739 and 8,174,522 shares at
    December 31, 1997 and September 30, 1997, respectively..................            (79,838)          (81,092)
   Unrealized appreciation on securities
    available for sale, net of tax effect...................................              1,630             1,514
                                                                                ---------------   ---------------
     Total shareholders' equity.............................................            178,209           169,063
                                                                                ---------------   ---------------
     Total liabilities and shareholders' equity.............................    $     3,264,749   $     3,244,200
                                                                                ===============   ===============

                                       4

          See accompanying notes to consolidated financial statements.

                      NEW YORK BANCORP INC. AND SUBSIDIARY
                  ----- CONSOLIDATED STATEMENTS OF INCOME -----
                                   (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                December 31,
                                                                                           1997            1996
                                                                                           --------------------
                                                                                           ----            ----
                                                                                         (In Thousands, except
                                                                                            per share amounts)

INTEREST INCOME:
   Interest and fees on loans:
     First mortgage loans.........................................................      $   37,501     $    33,016
     Other loans..................................................................           5,403           5,745
                                                                                        ----------     -----------
        Total interest and fees on loans..........................................          42,904          38,761
   Mortgage-backed securities.....................................................          16,674          13,753
   Debt and equity securities - taxable...........................................           2,738           2,893
   Money market investments.......................................................               2              10
                                                                                        ----------     -----------
        Total interest income.....................................................          62,318          55,417
                                                                                        ----------     -----------
INTEREST EXPENSE:
   Deposits.......................................................................          13,795          14,094
   Borrowed funds.................................................................          19,194          13,444
                                                                                        ----------     -----------
        Total interest expense....................................................          32,989          27,538
                                                                                        ----------     -----------
        Net interest income.......................................................          29,329          27,879
Provision for possible loan losses................................................            (300)           (300)
                                                                                        ----------     -----------
        Net interest income after provision
         for possible loan losses.................................................          29,029          27,579
                                                                                        ----------     -----------
NON-INTEREST INCOME:
   Loan fees and service charges..................................................             918             817
   Banking service fees...........................................................           1,891           1,491
   Fees from sale of investment products..........................................             317             361
   Net gain on the sale of mortgage
     loans and securities available for sale......................................             131             117
   Other..........................................................................             218              62
                                                                                        ----------     -----------
        Total non-interest income.................................................           3,475           2,848
                                                                                        ----------     -----------
NON-INTEREST EXPENSE:
   General and administrative:
     Compensation and benefits....................................................           6,757           6,525
     Occupancy, net...............................................................           2,336           2,109
     Advertising and promotion....................................................             383             475
     Federal deposit insurance premiums...........................................             486             759
     Other........................................................................           2,934           2,291
                                                                                        ----------     -----------
        Total general and administrative..........................................          12,896          12,159
   Real estate operations, net....................................................             200             269
                                                                                        ----------     -----------
        Total non-interest expense................................................          13,096          12,428
                                                                                        ----------     -----------
        Income before income tax expense..........................................          19,408          17,999
                                                                                        ----------     -----------
INCOME TAX EXPENSE:
   Federal expense................................................................           6,371           5,543
   State and local expense........................................................           1,045           2,192
                                                                                        ----------     -----------
        Total income tax expense..................................................           7,416           7,735
                                                                                        ----------     -----------
        Net income................................................................      $   11,992     $    10,264
                                                                                        ==========     ===========

BASIC EARNINGS PER COMMON SHARE (NOTE 3)..........................................         $   .56         $   .46 (1)
DILUTED EARNINGS PER COMMON SHARE (NOTE 3)........................................         $   .54         $   .45 (1)

(1) Per share amounts reflect the 4-for-3 stock split effective July 24, 1997.

          See accompanying notes to consolidated financial statements.

                      NEW YORK BANCORP INC. AND SUBSIDIARY
      ----- CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -----
                      THREE MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                                       Unrealized
                                                                                       Appreciation
                                                Additional                            on Securities
                                     Common       Paid-in      Retained    Treasury     Available
                                      Stock      Capital      Earnings      Stock       for Sale        Total
                                     ------     ----------    ---------    --------   --------------    -----
                                                   (Dollars in Thousands, Except Per Share Data)

Balance at September 30, 1997........  $  295   $   66,495   $  181,851   $   (81,092)  $  1,514   $   169,063

Net income for the three months
 ended December 31, 1997.............      --           --       11,992            --         --        11,992

Dividends declared on
 common stock........................      --           --       (3,205)           --         --        (3,205)

Purchase of 4,553 shares
 of treasury stock...................      --           --           --          (160)        --          (160)

Issuance of 45,336 shares upon
 exercise of stock options...........      --           --       (1,011)        1,414         --           403

Change in unrealized
 appreciation on
 securities available for
 sale, net of taxes..................      --           --           --            --        116           116
                                       ------   ----------   ----------   -----------   --------   -----------

Balance at December 31, 1997.........  $  295   $   66,495   $  189,627   $   (79,838)  $  1,630   $   178,209
                                       ======   ==========   ==========   ============  ========   ===========

          See accompanying notes to consolidated financial statements.

                      NEW YORK BANCORP INC. AND SUBSIDIARY
                ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            December 31,
                                                                                      -----------------------
                                                                                      1997              1996
                                                                                      -----------------------
                                                                                          (In Thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................      $       11,992    $       10,264
                                                                                 --------------    --------------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization.........................................                 691               584
     Amortization and accretion of deferred fees,
      discounts and premiums, net..........................................                (227)              239
     Provision for possible loan losses....................................                 300               300
     Provision for losses on foreclosed real estate........................                  54               136
     Net loss on sale of foreclosed real estate............................                  45                67
     Net gain on sale of mortgage loans and securities
      available for sale...................................................                (131)             (117)
     Payment of SAIF recapitalization......................................                 ---            (9,432)
     Deferred income taxes.................................................                (378)            3,357
     Increase in accrued interest receivable...............................              (1,013)             (505)
     Decrease in accrued interest payable..................................                (752)           (1,103)
     Increase in accrued expenses and other liabilities....................              24,644            14,649
     (Increase) decrease in other assets...................................             (15,329)              893
                                                                                 ---------------   --------------
     Total adjustments.....................................................               7,904             9,068
                                                                                 --------------    --------------
   Net cash provided by operating activities...............................              19,896            19,332
                                                                                 --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal payments on loans.............................................              93,522            82,288
   Principal payments on mortgage-backed securities........................              65,599            25,780
   Principal payments, maturities and calls on debt
    and equity securities..................................................              20,025                12
   Proceeds on sales of loans..............................................              11,402            16,931
   Proceeds on sales of debt and equity securities
    available for sale.....................................................                 ---             1,314
   Investment in first mortgage loans......................................            (106,020)         (125,902)
   Investment in other loans...............................................             (17,207)          (17,715)
   Investment in mortgage-backed securities available for sale.............            (110,680)          (39,829)
   Investment in debt and equity securities available for sale.............             (22,000)           (5,000)
   Proceeds on sales of foreclosed real estate.............................                 716             1,774
   Net purchases of Federal Home Loan Bank stock...........................                 ---            (3,306)
   Net purchases of premises and equipment.................................                (817)             (226)
                                                                                 ---------------   --------------
   Net cash used in investing activities...................................             (65,460)          (63,879)
                                                                                 ---------------   --------------
                                   (Continued)

                      NEW YORK BANCORP INC. AND SUBSIDIARY
                ----- CONSOLIDATED STATEMENTS OF CASH FLOWS -----
                                   (CONTINUED)

                                                                                       Three Months Ended
                                                                                             December 31,
                                                                                      ----------------------
                                                                                      1997              1996
                                                                                      ----              ----
                                                                                        (In Thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in non-interest bearing demand,
    savings, money market, and NOW accounts................................     $         8,445    $        5,068
   Net decrease in time deposits ..........................................             (10,272)          (20,305)
   Net increase in borrowings with original
    maturities of three months or less.....................................             101,251            93,118
   Proceeds from long-term borrowings......................................              29,416           224,000
   Repayment of long-term borrowings.......................................             (74,061)         (256,859)
   Purchase of common stock for treasury...................................                (160)           (2,225)
   Payment of common stock dividends.......................................              (3,199)           (2,220)
   Exercise of stock options...............................................                 403               200
   Decrease in mortgagors' escrow accounts.................................              (6,643)           (6,092)
                                                                                 ---------------   ---------------
   Net cash provided by financing activities...............................              45,180            34,685
                                                                                 --------------    --------------
   Net decrease in cash and cash equivalents...............................                (384)           (9,862)
   Cash and cash equivalents at beginning of period........................              26,305            23,745
                                                                                 --------------    --------------
   Cash and cash equivalents at end of period..............................      $       25,921    $       13,883
                                                                                 ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid...........................................................      $       33,066    $       30,021
                                                                                 ==============    ==============
   Income taxes paid.......................................................      $           --    $        5,050
                                                                                 ==============    ==============
   Noncash investing and financing activities:
     Transfer of loans to real estate owned................................      $          576    $        1,355
                                                                                 ==============    ==============

           See accompanying notes to consolidated financial statements

                                       8

                      NEW YORK BANCORP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:       BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements include the accounts of New York Bancorp Inc. ("New York Bancorp" or the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank ("Home Federal" or the "Bank") and Subsidiaries, as of December 31, 1997 and September 30, 1997 and for the three month periods ended December 31, 1997 and 1996.

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE 2:       MERGER AGREEMENT

              On October 7, 1997, New York Bancorp entered into a definitive merger agreement with North Fork Bancorporation, Inc. ("North Fork") whereby the Company will be merged with and into North Fork. Under the terms of the merger agreement, each outstanding share of common stock of the Company will be converted into 1.19 shares of common stock of North Fork. The merger, which is expected to close during the quarter ending March 31, 1998, has been approved by the shareholders of both the Company and North Fork, and is pending the approval of the appropriate regulatory authorities of both the Company and North Fork, as well as the satisfaction of certain other conditions.


NOTE 3:       EARNINGS PER SHARE

              During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement requires restatement of all prior-period earnings per share ("EPS") data presented. It replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table presents the computation of EPS.

                                                         Three Months Ended
                                                             December 31,
                                                          ------------------
                                                         1997         1996 (1)
                                                         ----         ----
                                                       (In Thousands, except
                                                          per share amounts)

BASIC EPS:
Income available to common shareholders............. $   11,992     $   10,264
                                                     ==========     ==========
Average common shares outstanding...................     21,339         22,164
                                                     ==========     ==========
Basic EPS...........................................    $   .56        $   .46
                                                        =======        =======

DILUTED EPS:
Income available to common shareholders............. $   11,992     $   10,264
                                                     ==========     ==========
Average common shares outstanding...................     21,339         22,164
Dilutive potential common shares outstanding
  due to common stock options.......................        687            539
                                                     ----------     ----------
Average number of common shares
  and dilutive potential common shares outstanding..     22,026         22,703
                                                     ==========     ==========
Diluted EPS.........................................    $   .54        $   .45
                                                        =======        =======

(1) Share and per share information reflect the 4-for-3 stock split effective July 24, 1997.


NOTE 4:       COMMITMENTS, CONTINGENCIES AND CONTRACTS

              At December 31, 1997, Home Federal had commitments of $67.9 million to originate first mortgage and cooperative residential loans. Of this amount, adjustable rate mortgage loans represented $55.9 million and fixed rate mortgage loans, with interest rates ranging from 6.75% to 10.25%, represented $12.0 million. At December 31, 1997, Home Federal also had commitments to sell $9.2 million of qualified fixed rate first mortgage loans at prices which approximate the carrying value of the loans.

              The Bank is a party to $700.0 million of interest rate collar arrangements which mature in August 1998. These interest rate collars provide for the Bank to receive payment when three month LIBOR exceeds 7.50%, and requires the Bank to pay when three month LIBOR is less than 5.00%. At December 31, 1997, three month LIBOR was 5.8125 %.

              At December 31, 1997, the Bank was servicing first mortgage loans of approximately $574.4 million, which are either partially or wholly-owned by others.


NOTE 5:       STOCK REPURCHASE PLAN

              During the quarter ended December 31, 1997, New York Bancorp terminated its stock repurchase plan in connection with the execution of the Company's merger agreement with North Fork. Shares repurchased during the current quarter represent shares surrendered by employees in connection with their exercise of stock options.

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

     B.   MERGER AGREEMENT

                  On October 7, 1997, New York Bancorp entered into a definitive merger agreement with North Fork Bancorporation, Inc. ("North Fork") whereby the Company will be merged with and into North Fork. Under the terms of the merger agreement, each outstanding share of common stock of the Company will be converted into 1.19 shares of common stock of North Fork. The merger, which is expected to close during the quarter ending March 31, 1998, has been approved by the shareholders of both the Company and North Fork, and is pending the approval of the appropriate regulatory authorities of both the Company and North Fork, as well as the satisfaction of certain other conditions.

     C.   FINANCIAL POSITION

                  Total assets at December 31, 1997 amounted to approximately $3.3 billion, reflecting a $20.5 million increase from the amount reported at September 30, 1997. The increase in total assets primarily reflects the increase of $17.9 million in total loans.

D.       ASSET/LIABILITY MANAGEMENT

                  The Company is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently, or on a different basis, than its interest-earning assets. The Company utilizes gap management as part of its approach to controlling interest rate risk and maximizing net interest margin. The Company does not have a mandated targeted one year gap, but historically has managed the gap so that it will range from a modest positive to a modest negative position, which would generally result in upper-end ranges of positive to negative positions of 15%. The size and direction of the gap is determined by management, reflecting its views on the direction of interest rates and general market conditions. The Company's cumulative one year gap as a percent of total interest-earning assets amounted to a negative 5.8% at December 31, 1997, as compared to a negative 8.2% at September 30, 1997.

                  A negative gap denotes liability sensitivity which in a given period will result in more liabilities than assets being subject to repricing. Generally, liability sensitive gaps would result in a net positive effect on net interest margin and, consequently, net income in a declining interest rate environment. Alternatively, liability sensitive gaps would generally result in a net negative effect on net interest margin and, consequently, net income in an increasing interest rate environment. Assets and liabilities with similar repricing characteristics, however, may not reprice to the same degree. As a result, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest margin. The Company's net interest margin decreased to 3.73% in the first quarter of fiscal year 1998, compared to 3.90% in the first quarter of fiscal year 1997. The net interest margin of 3.73% for the current quarter is 3 basis points higher than the quarter ended September 30, 1997.

                  At December 31, 1997, the Bank's interest-earning assets principally consisted of adjustable rate mortgage and other loans and securities, multi-tranched fixed rate REMIC securities and an assortment of fixed rate mortgage and other loans. At December 31, 1997, 58.1% of such interest-earning assets were adjustable rate assets.

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

                  At December 31, 1997, the Bank maintained $700.0 million of interest rate collar arrangements which mature in August 1998. These interest rate collars provide for the Bank to receive payment when three month LIBOR exceeds 7.50%, and requires the Bank to pay when three month LIBOR is less than 5.00%. At December 31, 1997, three month LIBOR was 5.8125%. Further, at December 31, 1997, the amount of unamortized gain on terminated interest rate floor arrangements amounted to $.4 million.

                  At December 31, 1997 the Company had approximately $2.6 million in contracts for purposes of hedging the "Standard & Poor's 500" index. The call options maturities range from March 1999 through August 1999. The Bank uses stock indexed call options for purposes of hedging its MarketSmart CD's and MarketSmart I.R.A. CD's. The Bank ceased offering MarketSmart CD's during fiscal year 1995 due to its inability to efficiently purchase such small quantities of stock indexed call options.

E.       LIQUIDITY AND CAPITAL RESOURCES

                  Home Federal is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may be varied by the OTS, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 4.05% during December 1997 and 5.15% during September 1997.

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

                  As of December 31, 1997, Home Federal was categorized "well capitalized" under the OTS "prompt corrective action regulations" and continued to exceed all regulatory capital requirements as detailed in the following table:


                                    TANGIBLE CAPITAL            CORE CAPITAL(1)        RISK-BASED CAPITAL(2)
                                  ----------------------      ----------------------    -----------------------
                                  Amount   Percentage(3)      Amount    Percentage(3)   Amount    Percentage(3)
                                  ------   -------------      ------    -------------   --------  -------------
                                                               (Dollars in Thousands)

         Capital for regulatory
         purposes............   $  164,096       5.03%     $  164,096       5.03%      $  181,796       11.53%

         Minimum regulatory
          requirement.........      48,976       1.50          97,952       3.00          126,173        8.00
                                ----------   --------      ----------    -------       ----------    --------

         Excess...............  $  115,120       3.53%     $   66,144       2.03%      $   55,623        3.53%
                                ==========   ========      ==========    =======       ==========    ========

         (1) Under the OTS prompt corrective action regulations, the core capital requirement was effectively increased to 4.00% since OTS regulations stipulate that as of that date an institution with less than 4.00% core capital will be deemed to be classified as "undercapitalized."
         (2) The OTS adopted a final regulation which incorporates an interest rate risk component into its existing risk-based capital standard. The regulation requires certain institutions with more than a "normal level" of interest rate risk to maintain capital in addition to the 8.0% risk-based capital requirement. Although the OTS has delayed implementation of this regulation, the Bank does not anticipate that its risk-based capital requirement will be materially affected as a result of the new regulation.
         (3) For tangible and core capital, the ratio is to adjusted total assets. For risk-based capital, the ratio is to total risk-weighted assets.
                                       13

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

                                                                             Quarter Ended December 31,
                                          ------------------------------------------------------------------------------
                                                                1997                              1996
                                          ------------------------------------------------------------------------------
                                                Average                 Yield/         Average                 Yield/
                                                Balance     Interest     Cost          Balance    Interest      Cost
                                               --------     --------    -----          -------    --------     ------

                                                                   (Dollars in Thousands)

          ASSETS:
           Interest-earning assets:
             First mortgage loans........  $   1,793,472   $  37,501     8.36%    $   1,623,430  $  33,016      8.13%
             Other loans.................        250,155       5,403     8.60           267,482      5,745      8.56
                                           -------------   ---------              -------------  ---------
               Total loans...............      2,043,627      42,904     8.39         1,890,912     38,761      8.19
             Mortgage-backed securities..        965,097      16,674     6.91           821,857     13,753      6.69
             Debt and equity securities..        165,545       2,738     6.60           165,747      2,893      6.97
             Money market investments....            146           2     5.26               663         10      6.03
                                           -------------   ---------              -------------  ---------
           Total interest-earning assets.      3,174,415      62,318     7.85         2,879,179     55,417      7.69
                                                           ---------                             ---------
           Non-interest-earning assets...         54,158                                 64,624
                                           -------------                          -------------
             Total assets................  $   3,228,573                          $   2,943,803
                                           =============                          =============

         LIABILITIES AND SHAREHOLDERS'
          EQUITY:
           Interest-bearing liabilities:
             Deposits....................  $   1,679,195      13,795     3.26     $   1,707,909     14,094      3.27
             Borrowed funds..............      1,304,809      19,194     5.84         1,006,384     13,444      5.30
                                           -------------   ---------              -------------  ---------
           Total interest-bearing
            liabilities..................      2,984,004      32,989     4.39         2,714,293     27,538      4.02
                                                           ---------                             ---------
           Other liabilities.............         70,409                                 73,371
                                           -------------                          -------------
             Total liabilities...........      3,054,413                              2,787,664
           Shareholders' equity..........        174,160                                156,139
                                           -------------                          -------------
             Total liabilities and
              shareholders' equity.......  $   3,228,573                          $   2,943,803
                                           =============                          =============
         NET INTEREST INCOME/INTEREST
          RATE SPREAD....................                  $  29,329     3.46%                   $  27,879      3.67%
                                                           =========  =======                    =========   =======
         NET EARNING ASSETS/NET
          INTEREST MARGIN................  $     190,411                 3.73%    $     164,886                 3.90%
                                           =============              =======     =============              =======
         PERCENTAGE OF INTEREST-EARNING
          ASSETS  TO INTEREST-BEARING
          LIABILITIES....................                              106.38%                                106.07%
                                                                       ======                                =======

G.       COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

         General
         -------

                  New York Bancorp's net income for the quarter ended December 31, 1997 was $12.0 million, or $.56 per basic common share, compared to net income of $10.3 million, or $.46 per basic common share, for the quarter ended December 31, 1996. Comments regarding the components of net income are detailed in the following paragraphs.

         Interest Income
         ---------------

                  Interest income on interest-earning assets for the quarter ended December 31, 1997 increased by $6.9 million, or 12.5%, to $62.3 million compared to the quarter ended December 31, 1996. The increase in interest income is attributable to a $295.2 million increase in average interest-earning assets, coupled with a 16 basis point increase in yield.

                  Interest and fee income on loans for the quarter ended December 31, 1997 increased by $4.1 million, or 10.7%, to $42.9 million compared to the same quarter in 1996. The increase in loan income reflects a $152.7 million increase in the average loan balance to $2.0 billion, a 23 basis point increase in yield on first mortgage loans and a 4 basis point increase in yield on other loans. Interest on mortgage-backed securities for the quarter ended December 31, 1997 increased by $2.9 million to $16.7 million as compared to the same quarter in 1996. This increase in income is primarily due to a $143.2 million increase in the average balance, coupled with a 22 basis point increase in yield to 6.91%. Interest and dividends on debt and equity securities decreased by $.2 million to $2.7 million in the current quarter compared to the comparable prior year quarter. The decrease in such income is primarily attributable to a 37 basis point decrease in yield.

         Interest Expense
         ----------------

                  Interest expense on interest-bearing liabilities for the quarter ended December 31, 1997 amounted to $ 33.0 million, an increase of $5.5 million from the quarter ended December 31, 1996. The increase in interest expense for the quarter reflects a $269.7 million growth in interest-bearing liabilities to $3.0 billion coupled with a 37 basis point increase in the cost on interest-bearing liabilities. The impact of the Bank's use of interest rate swaps and other off-balance sheet instruments was to decrease interest expense by $.6 million and $1.5 million for the quarters ended December 31, 1997 and 1996, respectively. The Bank had no interest rate swap arrangements outstanding at December 31, 1997.

                  Interest expense on deposits amounted to $13.8 million for the quarter ended December 31, 1997, reflecting a $.3 million decrease, compared to the quarter ended December 31,1996. This decrease primarily reflects a $28.7 million decline in the average balance of deposits to $1.68 billion during the quarter ended December 31, 1997. Interest expense on borrowed funds increased $5.8 million to $19.2 million for the quarter ended December 31, 1997 as compared to the quarter ended December 31,1996. This increase reflects a $298.4 million increase in the average balance of borrowed funds to $1.30 billion, coupled with a 54 basis point increase in the average cost of borrowed funds from 5.30% during the quarter ended December 31, 1996 to 5.84% during the quarter ended December 31, 1997. The increase in the cost of borrowings is due to the Bank's decreased use of interest rate swaps, which increased the average cost of borrowed funds 1 basis point in the current quarter as compared to decreasing the cost of borrowed funds by 32 basis points in the comparable prior year quarter, coupled with an increase in the prevailing market rates during the current quarter as compared to the prior year period.

         Provision for Possible Loan Losses
         ----------------------------------

                  Home Federal provided $.3 million for possible loan losses during each of the quarters ended December 31, 1997 and 1996. The Bank's ratio of its allowance for possible loan losses to total nonaccrual loans amounted to 103.3% and 106.6% at December 31, 1997 and September 30, 1997, respectively.

                  At December 31, 1997, the Company's recorded investment in impaired loans was $5.0 million, all of which were on nonaccrual status, compared to $4.9 million at September 30, 1997. Due to charge-offs, or the crediting of interest payments to principal, the loans do not have an impairment reserve at December 31, 1997. Interest income of $29,000 and $146,000 was recognized on these loans during the quarters ended December 31, 1997 and 1996, respectively. This represents actual interest payments received. The average recorded investment in impaired loans during the quarters ended December 31, 1997 and 1996 was $6.4 million and $12.9 million, respectively. The allowance for possible loan losses contains additional amounts for impaired loans, as deemed necessary, to maintain reserves at levels considered adequate by management.

                  As part of the Bank's determination of the adequacy of the allowance for possible loan losses, the Bank monitors its loan portfolio through its Asset Classification Committee. The Committee, which meets no less than quarterly, consists of employees who are independent of the loan origination process and members of management. This Committee reviews individual loans with the lending officers and assesses risks relating to the collectibility of these loans. The Asset Classification Committee determines the adequacy of the allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance at December 31, 1997 is sufficient to cover anticipated losses inherent in the loan portfolios.

                  Nonaccrual loans at December 31, 1997 amounted to $18.1 million, or .88% of total loans, as compared to $17.5 million, or .86% of total loans, at September 30, 1997.

                  The following table sets forth the Bank's nonaccrual loans at the dates indicated:

                                                  December 31,     September 30,
                                                      1997             1997
                                                  ------------     -------------
                                                          (In Thousands)
  Nonaccrual Loans
  ----------------
  First mortgage loans:
    One- to- four family conventional residential..   $    11,833   $    11,399
    Multifamily residential........................           796           752
    Commercial real estate.........................         4,195         4,165
                                                      -----------   -----------
                                                           16,824        16,316

  Other loans - cooperative residential loans......         1,227         1,223
                                                      -----------   -----------
      Total nonaccrual loans.......................   $    18,051   $    17,539
                                                      ===========   ===========


                  The amount of interest income on nonaccrual loans that would have been recorded had these loans been current in accordance with their original terms was $474,000 and $804,000 for the three month periods ended December 31, 1997 and 1996, respectively. The amount of interest income that was recorded on these loans was $144,000 and $304,000 for the three month periods ended December 31, 1997 and 1996, respectively.

                  Additionally, at December 31, 1997, the Bank had $1.1 million in real estate owned as compared to $1.4 million at September 30, 1997. Further, at December 31, 1997 the Bank also had 12 restructured commercial real estate loans amounting to approximately $5.0 million, the same as at September 30, 1997, for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is immaterial.

                  The Bank also has $4.0 million of consumer and other loans which are past due 90 days and still accruing interest as of December 31, 1997. Of the $4.0 million, $3.1 million represent loans guaranteed by the United States Department of Education through the New York State Higher Education Services Corporation.

                  The Bank's allowance for possible loan losses at December 31, 1997 was $18.6 million, which represented 103.3 % of nonaccrual loans or .91% of total loans, compared to $18.7 million at September 30, 1997, which represented 106.6% of nonaccrual loans or .92% of total loans.

         Summary of Loan Loss Experience
         -------------------------------

                  The following is a summary of the activity in the Bank's allowance for possible loan losses for the quarters ended December 31:

                                                                         1997              1996
                                                                      ------------      -------
                                                                               (In Thousands)

         Allowance for possible loan losses, beginning of quarter.... $     18,695      $    19,386
           Charge-offs:
             Commercial real estate..................................           --              (19)
             Residential real estate.................................         (352)            (678)
             Other loans.............................................          (52)             (52)
                                                                      -------------     -----------
               Total charge-offs.....................................         (404)            (749)
           Less recoveries - other loans.............................           48               21
                                                                      ------------      -----------
           Net charge-offs...........................................         (356)            (728)
                                                                      ------------      -----------
           Addition to allowance charged to expense..................          300              300
                                                                      ------------      -----------
           Allowance for possible loan losses, end of quarter........ $     18,639      $    18,958
                                                                      ============      ===========

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

         Net Interest Income After Provision for Possible Loan Losses
         ------------------------------------------------------------

                  Net interest income after provision for possible loan losses for the quarter ended December 31, 1997 amounted to $29.0 million, representing an increase of $1.5 million from the quarter ended December 31, 1996. This increase reflects a $295.2 million increase in average interest earning assets which, however, was partially offset by a 17 basis point decrease in the Bank's net interest margin from 3.90% in 1996 to 3.73% in 1997. The net interest margin of 3.73% for the current quarter is 3 basis points higher than the quarter ended September 30, 1997.

         Non-Interest Income
         -------------------

                  Non-interest income amounted to $3.5 million for the quarter ended December 31, 1997, compared to $2.8 million for the prior year comparable quarter. This increase primarily reflects a $.4 million or 26.8% increase in banking service fee income.

         Non-Interest Expense
         --------------------

                  The general and administrative expense component of non-interest expense totaled $12.9 million or 1.58% of average assets, for the quarter ended December 31, 1997, compared to $12.2 million, or 1.64% of average assets, for the quarter ended December 31, 1996. The increase is due, in large part, to costs incurred with the proposed issuance of convertible trust preferred stock, which was withdrawn following the signing of the merger agreement with North Fork.

         Income Tax Expense
         ------------------

                  Income tax expense decreased $.3 million to $7.4 million for an effective tax rate of 38.2% during the quarter ended December 31, 1997 versus an effective tax rate of 43.0% during the quarter ended December, 1996. The reduction in the effective tax rate reflects the benefit derived from certain tax planning strategies implemented during the third quarter of fiscal year 1997.

H.       SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data.

                                                                                          Three Months Ended
                                                                                               December 31,
                                                                                          -----------------------
                                                                                         1997                1996
                                                                                         -------------------------
                                                                                         (Dollars in Thousands,
                                                                                        except per share amounts)
FINANCIAL RATIOS (1)
--------------------
Average Yield:
First mortgage loans........................................................                8.36%              8.13%
   Other loans..............................................................                8.60               8.56
   Mortgage-backed securities...............................................                6.91               6.69
   Debt and equity securities - taxable.....................................                6.60               6.97
   Money market investments.................................................                5.26               6.03
     All interest-earning assets............................................                7.85               7.69
Average cost:
   Deposits.................................................................                3.26               3.27
   Borrowed funds...........................................................                5.84               5.30
     All interest-bearing liabilities.......................................                4.39               4.02
Net interest rate spread....................................................                3.46               3.67
Net interest margin.........................................................                3.73               3.90
Average interest-earning assets to
 average interest-bearing liabilities.......................................              106.38             106.07
Return on average assets....................................................                1.47               1.38
Return on average common equity ............................................               27.32              26.08
Efficiency ratio............................................................               39.47              39.72
General and administrative expense to average assets........................                1.58               1.64
Equity to asset ratio at December 31 .......................................                5.46               5.09
Cumulative one year gap as a percent of total
 interest-earning assets at December 31 ....................................                -5.8%               -4.2%
SHARE INFORMATION (2):
---------------------
Basic earnings per common share.............................................            $    .56            $   .46
Diluted earnings per common share...........................................            $    .54            $   .45
Weighted average number of common shares and
 dilutive potential common shares outstanding...............................          22,026,425          22,702,835
Number of shares outstanding at December 31.................................          21,359,427          22,092,908
Book value per share at December 31.........................................            $   8.34            $  7.20
NET INTEREST POSITION:
---------------------
Excess of average interest-earning assets
 over average interest-bearing liabilities..................................       $     190,411       $     164,886
LOAN HIGHLIGHTS:
---------------
Loan originations...........................................................       $     123,037       $     133,552
Loan purchases..............................................................       $         668       $      11,209
Loan sales..................................................................       $      11,575       $      16,981
Loan serviced for others at December 31.....................................       $     574,415       $     597,408
Loan servicing fees.........................................................       $         420       $         445
ADJUSTABLE RATE ASSETS AT DECEMBER 31:
-------------------------------------
First mortgage loans and
 mortgage-backed securities.................................................       $   1,626,593       $   1,459,851
Other loans, money market investments,
 and debt and equity securities.............................................       $     224,463       $     223,516
Total adjustable rate assets as a percent
  of total interest-earning assets..........................................              58.13%               54.94%
----------------

(1) Selected financial ratios were computed using daily average balances and annualized, where applicable.
(2) Share and per share information reflect the 4-for-3 stock split effective July 24, 1997.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.    Legal Proceedings
----------------------------

           Not applicable


Item 2.    Changes in Securities
--------------------------------

           Not applicable


Item 3.    Defaults Upon Senior Securities
------------------------------------------

           Not applicable


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

      (a) A Special Meeting of Shareholders was held January 30, 1998.

      (b) Not applicable

      (c) At such meeting, the shareholders approved the merger agreement with North Fork Bancorporation, Inc.

                     Votes For         19,171,847
                     Votes Against        130,195
                     Abstentions           17,198

      (d) Not applicable

Item 5.    Other Information
----------------------------

           Not applicable


Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

      (a)  Exhibits
           --------

           Exhibit
           Number                           Description
           -------                          -----------

               3.1     Certificate of Incorporation of New York Bancorp Inc.,
                       as amended(1)
               3.2     Bylaws of New York Bancorp Inc., as amended(2)
              27       Financial Data Schedule

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


                                           NEW YORK BANCORP INC.
                                                (Registrant)


Date:  February 4, 1998                    By:     /s/ Michael A. McManus, Jr.
                                              ----------------------------------
                                                     Michael A. McManus, Jr.
                                                     President and
                                                     Chief Executive Officer


Date:  February 4, 1998                    By:     /s/ Stan I. Cohen
                                              ----------------------------------
                                                     Stan I. Cohen
                                                     Senior Vice President,
                                                     Controller and Secretary

                                    EXHIBITS
                                    --------




     Exhibit
     Number                           Description
     -------                          -----------


         3.1 Certificate of Incorporation of New York Bancorp Inc., as amended(1)

         3.2         Bylaws of New York Bancorp Inc., as amended(2)

        27           Financial Data Schedule




-------------

(1) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1996 Form 10-K
(2) Incorporated by reference to Exhibits filed with New York Bancorp Inc.'s 1994 Form 10-K